Form 10-Q
period 2015-06-30
Milacron Holdings Corp.
filed 2015-08-11
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.
Commission File Number 001-37458
___________________________
Milacron Holdings Corp.
(Exact name of registrant as specified in its charter)
___________________________

Delaware		80-0798640
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)
3010 Disney Street
Cincinnati, Ohio 45209
(Address of principal executive offices, including zip code)
(513) 487-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☐ No     ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☒ No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At June 30, 2015, there were 66,586,389 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2015

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact or relating to present facts or current conditions contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Examples of forward-looking statements include, but are not limited to statements we make regarding (1) our belief that our cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future; (2) estimated capital expenditures for future periods; and (3) estimated cost savings and opportunities to drive margin improvements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including the risk factors discussed under the heading "Risk Factors" previously included in the Company’s Registration Statement (Registration No. 333-203231) which was declared effective by the Securities and Exchange Commission (the "SEC") on June 24, 2015 (as amended, the "Registration Statement"). There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. We caution you therefore against relying on these forward-looking statements.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual operating and financial performance to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015
	(Unaudited)	December 31, 2014
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$78.5	$81.5
Accounts receivable, net	190.7	183.3
Inventories, net:
Raw materials	89.2	84.5
Work-in-process	61.8	52.5
Finished products	103.3	101.1
Total inventories	254.3	238.1
Prepaid and other current assets	45.8	43.1
Total current assets	569.3	546.0
Property and equipment, net	215.2	216.9
Goodwill	540.6	548.6
Intangible assets, net	409.9	442.8
Other noncurrent assets	34.9	36.4
Total assets	$1,769.9	$1,790.7
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$7.7	$9.2
Long-term debt and capital lease obligations due within one year	0.5	3.8
Accounts payable	90.9	89.9
Advanced billings and deposits	53.3	58.5
Accrued salaries, wages and other compensation	33.8	33.2
Accrued interest	14.0	16.2
Other current liabilities	64.9	60.2
Total current liabilities	265.1	271.0
Long-term debt and capital lease obligations	946.9	1,021.6
Deferred income tax liabilities	70.4	72.6
Accrued pension liabilities	27.1	29.0
Other noncurrent accrued liabilities	9.5	11.1
Total liabilities	1,319.0	1,405.3
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 66,586,389 and 52,286,100
issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	0.7	0.5
Capital in excess of par value	626.7	499.6
Retained deficit	(103.7)	(60.6)
Accumulated other comprehensive loss	(72.8)	(54.1)
Total shareholders’ equity	450.9	385.4
Total liabilities and shareholders’ equity	$1,769.9	$1,790.7
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Net sales	$301.3	$295.9	$580.5	$576.2
Cost of sales	197.1	193.7	378.4	375.1
Manufacturing margins	104.2	102.2	202.1	201.1
Operating expenses:
Selling, general and administrative expenses	72.1	69.9	138.3	135.3
Amortization expense	9.2	11.1	18.6	22.0
(Gain) loss on currency translation	(1.3)	(4.2)	9.9	2.3
Other expense, net	4.6	0.6	8.3	1.4
Total operating expenses	84.6	77.4	175.1	161.0
Operating earnings	19.6	24.8	27.0	40.1
Interest expense, net	18.4	18.7	36.8	37.6
Loss on debt extinguishment	22.2	2.9	22.2	3.4
(Loss) earnings before income taxes	(21.0)	3.2	(32.0)	(0.9)
Income tax expense	6.2	5.3	11.1	9.5
Net loss	(27.2)	(2.1)	(43.1)	(10.4)
Less: Net loss attributable to the noncontrolling interest	—	—	—	0.1
Net loss attributable to Milacron Holdings Corp.	$(27.2)	$(2.1)	$(43.1)	$(10.3)
Loss per share:
Basic	$(0.51)	$(0.04)	$(0.82)	$(0.20)
Diluted	$(0.51)	$(0.04)	$(0.82)	$(0.20)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net loss	$(27.2)	$(2.1)	$(43.1)	$(10.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2.7	2.3	(20.6)	(12.5)
Unrecognized post-retirement plan (loss) gain	(0.1)	(0.1)	0.5	(0.3)
Unrealized gain on hedging activities	0.4	1.5	1.4	2.3
Total other comprehensive income (loss), net of tax	3.0	3.7	(18.7)	(10.5)
Comprehensive (loss) income	(24.2)	1.6	(61.8)	(20.9)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	0.1
Comprehensive (loss) income attributable to Milacron Holdings Corp.	$(24.2)	$1.6	$(61.8)	$(20.8)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in millions)
Operating activities
Net loss	$(43.1)	$(10.4)
Less: Net loss attributable to noncontrolling interest	—	0.1
Net loss attributable to Milacron Holdings Corp.	(43.1)	(10.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	32.2	35.2
Unrealized loss (gain) on currency translation of intercompany advances	10.2	(0.2)
Amortization of deferred financing costs	2.2	2.5
Loss on debt extinguishment	8.4	1.8
Trademark impairment	2.2	—
Non-cash stock-based compensation expense	6.8	2.5
Deferred income taxes	0.4	(0.3)
Changes in assets and liabilities:
Accounts receivable	(12.8)	(7.1)
Inventories	(21.8)	(25.7)
Prepaid and other current assets	(0.5)	(8.7)
Accounts payable	5.9	13.2
Advanced billings and deposits	(4.2)	2.1
Other current liabilities	7.2	(3.2)
Other noncurrent assets	(2.1)	0.3
Other noncurrent accrued liabilities	(0.7)	2.6
Net cash (used in) provided by operating activities	(9.7)	4.7
Investing activities
Purchases of property and equipment	(26.8)	(16.1)
Proceeds from disposals of property and equipment	0.8	0.1
Acquisitions, net of cash acquired	—	(53.0)
Net cash used in investing activities	(26.0)	(69.0)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	795.3	127.0
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(873.9)	(79.8)
Net (decrease) increase in short-term borrowings (original maturities of 90 days or less)	(1.0)	0.5
Purchase of noncontrolling interest	—	(1.9)
Dividends paid	(144.6)	—
Proceeds from the issuance of common stock	285.7	1.0
Initial public offering issuance costs	(20.4)	—
Proceeds from exercise of stock options	0.1	—
Debt issuance costs	(6.2)	(1.4)
Net cash provided by financing activities	35.0	45.4
Effect of exchange rate changes on cash	(2.3)	0.1
Decrease in cash and cash equivalents	(3.0)	(18.8)
Cash and cash equivalents at beginning of period	81.5	100.7
Cash and cash equivalents at end of period	$78.5	$81.9
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2015 and December 31, 2014 and for the
Three and Six Months Ended June 30, 2015 and 2014
1. Background and Basis of Presentation
Milacron Holdings Corp. (the Company or Milacron) is a global leader in the manufacture, distribution, and service of highly engineered and customized systems used in the plastic technology and processing industry. The Company has a full-line product portfolio that includes hot runner systems, injection molding, blow molding and extrusion equipment and produces process control systems, mold bases and components and maintenance, repair and operating (MRO) supplies for plastic processing equipment and fluid technology. The Company operates throughout the world and is headquartered in Cincinnati, Ohio.
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The interim period results are not necessarily indicative of the results to be expected for the full year. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2014 included in the Company’s Registration Statement (Registration No. 333-203231) which was declared effective by the SEC on June 24, 2015.
Stock Split
The Company’s Board of Directors and stockholders approved a 106.3 for 1 stock split of the Company’s common stock on June 12, 2015. All common share and common per share amounts in the Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this stock split.
Initial Public Offering
On June 30, 2015, the Company completed its initial public offering (IPO) whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The shares began trading on the New York Stock Exchange on June 25, 2015. The aggregate net proceeds received by the Company from the offering was approximately $265.0 million, net of underwriting discounts and commissions and estimated offering expenses. The net proceeds were used to repay existing indebtedness as further described in Note 5.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. In July 2015, the FASB approved a one-year deferral of the effective date, which would make Topic 606 effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that the adoption of Topic 606 will have on the Company's Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. This ASU is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015; however, early adoption is permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on the Company's Condensed Consolidated Financial Statements.
In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value (NAV) per Share (or Its Equivalent). Under ASU No. 2015-07 investments measured at net asset value (NAV), as a practical expedient for fair value, are excluded from the fair value hierarchy. The Company is currently evaluating the effect that the adoption of this ASU will have on the Company's Condensed Consolidated Financial Statements.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Reclassifications
Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
2. Business Combinations
During the six months ended June 30, 2014, the Company completed five acquisitions. The total consideration, net of cash acquired, related to the acquisitions was $50.4 million. The Company accounted for the acquisitions using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition (dollars in millions):

Accounts receivable	$2.7
Total inventories	4.8
Prepaid and other current assets	4.3
Property and equipment	10.2
Intangible assets	13.7
Goodwill	32.2
Accounts payable	(2.4)
Advanced billings and deposits	(6.5)
Other current liabilities	(4.1)
Deferred income tax liabilities	(2.5)
Other noncurrent accrued liabilities	(2.0)
Consideration, net of cash acquired	$50.4
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents several strategic benefits including a comprehensive portfolio of brands, complementary product offerings and attractive synergy opportunities. Goodwill recognized as a result of the acquisitions is not deductible for income tax purposes. See Note 3 for additional information regarding goodwill and other intangible assets.
Acquisition related costs were expensed as incurred and included legal fees and advisory services. The Company incurred acquisition related costs of $0.2 million and $1.1 million for the three and six months ended June 30, 2014, respectively.
3. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the six months ended June 30, 2015:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2014	$26.1	$475.6	$46.9	$—	$548.6
Foreign currency translation adjustments	—	(8.0)	—	—	(8.0)
Balance at June 30, 2015	$26.1	$467.6	$46.9	$—	$540.6

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Goodwill and Other Intangible Assets (continued)

The following table summarizes the Company’s other intangible assets at June 30, 2015:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Non-compete agreements	$1.0	$0.9	$0.1
Trademarks	43.6	13.2	30.4
Technology	121.2	24.1	97.1
Customer relationships	226.2	89.6	136.6
Total intangible assets subject to amortization	392.0	127.8	264.2
Trademarks, not subject to amortization	145.7	—	145.7
Total	$537.7	$127.8	$409.9
The following table summarizes the Company’s other intangible assets at December 31, 2014:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Non-compete agreements	$1.9	$1.8	$0.1
Trademarks	48.1	12.4	35.7
Technology	127.1	19.9	107.2
Customer relationships	231.2	79.7	151.5
Total intangible assets subject to amortization	408.3	113.8	294.5
Trademarks, not subject to amortization	148.3	—	148.3
Total	$556.6	$113.8	$442.8
Consolidated amortization expense related to intangible assets subject to amortization was $9.2 million and $11.1 million for the three months ended June 30, 2015 and 2014, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $18.6 million and $22.0 million for the six months ended June 30, 2015 and 2014, respectively. In connection with the Company's rebranding initiative and marketing strategy, the Company ceased utilizing certain trademarks within the Advanced Plastic Processing Technologies reportable segment during the second quarter of 2015. The Company concluded this was an indicator of impairment and the Company recognized an impairment charge of $2.2 million for the three months ended June 30, 2015 which is included within other expense, net on the Company's Condensed Consolidated Statement of Operations.
4. Income Taxes
An estimated annual effective tax rate is used to determine the quarterly provision for income taxes. The effective rate is based on various factors including expected annual income, statutory tax rates, tax planning opportunities in the various jurisdictions in which the Company operates, permanent items, valuation allowances against deferred tax assets and the ability to utilize tax credits and net operating loss (NOL) carryforwards. Subsequent recognition, derecognition and measurement of tax positions are separately recognized in the quarter in which the underlying transaction or event occurs which causes variability in the effective tax rates from quarter to quarter.
The effective rate for each period differs from the U.S. federal statutory income tax rate due to the mix of earnings by jurisdiction and the effect of transaction costs and business combination accounting adjustments that do not provide tax benefits. Since the Company operates in multiple taxing jurisdictions at rates that are typically less than the U.S. statutory rate, the consolidated effective rate is typically lower than 35%. The valuation allowances also cause volatility in the effective rate as they reduce deferred tax assets in jurisdictions which lack sufficient positive evidence regarding the ability to utilize the assets and no tax benefit or expense is recognized for losses or income incurred in those jurisdictions.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

In accordance with Accounting Standards Codification 740, the Company records interest and penalties associated with uncertain tax positions within income tax expense within the Company's Condensed Consolidated Statements of Operations. The Company does not have a material liability recorded for interest and penalties related to uncertain tax positions for any period presented.
The utilization of the Company's NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period (Section 382 Ownership Change). If the Company has undergone a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of June 30, 2015 the Company has determined that multiple ownership changes under Section 382 have occurred. The Company has not completed a formal study to determine whether there are 382 limitations as a result of the Company's IPO; however, if a Section 382 Ownership Change occurred as a result of the Company's IPO, the Company has estimated that there would be no material impact to the Company's Condensed Consolidated Financial Statements.
5. Debt
Debt for the Company consists of the following:

	June 30, 2015	December 31, 2014
	(in millions)
8.375% senior secured notes due 2019	$—	$220.0
Senior secured term loan facility due March 2020	—	338.7
7.75% senior unsecured notes due 2021	465.0	465.0
Senior secured term loan facility due September 2020	481.3	—
Borrowings under other lines of credit	7.8	9.2
Capital lease obligations and other	1.0	1.7
	955.1	1,034.6
Less current portion	(8.2)	(13.0)
	$946.9	$1,021.6
On May 14, 2015, the Company entered into a new $730.0 million senior secured term loan facility with a maturity date of September 28, 2020 (the “New Term Loan Facility”) and amended and restated the credit agreement governing the senior secured asset-based revolving credit facility (the “ABL Facility” and, together with the New Term Loan Facility, the “Senior Secured Credit Facilities”), among other things, to conform certain terms in the credit agreement governing the ABL Facility to the terms contained in the credit agreement governing the New Term Loan Facility. The net proceeds from the New Term Loan Facility were used (i) to repay in full $339.1 million principal amount outstanding under the Company's existing senior secured term loan facility due March 2020 (the "Term Loan Facility"), (ii) to redeem in full $220.0 million aggregate principal amount outstanding of our 8.375% Senior Secured Notes due 2019 (the “Senior Secured Notes”) on May 15, 2015 at a redemption price of 106.281% of the principal amount thereof, plus accrued and unpaid interest, to, but not including May 15, 2015 and (iii) to pay a cash dividend of approximately $145 million to the holders of the Company's common stock.
In connection with these transactions, the Company recognized an $18.6 million loss on the early extinguishment of debt which is classified within loss on debt extinguishment in the Company's Condensed Consolidated Statements of Operations. The loss on debt extinguishment includes a $13.8 million premium paid to redeem the Senior Secured Notes and the write-off of $4.8 million of deferred financing costs and debt discount associated with the Senior Secured Notes and the Term Loan Facility. The Company also capitalized an additional $5.2 million of deferred financing costs related to the issuance of the New Term Loan Facility which are being amortized over the term of the loan using the effective interest rate method.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

On June 30, 2015, in connection with the Company's completion of its IPO, the Company repaid $248.0 million of the principal amount outstanding under the New Term Loan Facility. As a result of this repayment, the Company recognized a $3.6 million loss on the early extinguishment of debt which is classified within loss on debt extinguishment in the Company's Condensed Consolidated Statements of Operations.
On March 31, 2014, the Company borrowed an additional $100.0 million, net of a discount of $0.5 million, under the Term Loan Facility. The agreement was also amended to reduce the margin on the interest rate from 3.25% to 3.00%. No other significant terms of the facility were changed.
In April of 2014, the Company redeemed $55.0 million of the Senior Secured Notes. The Company recorded a $2.9 million loss on the early extinguishment of debt related to the redemption that is recorded within loss on debt extinguishment in the Company's Condensed Consolidated Statements of Operations.
6. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. Net periodic pension expense was $0.3 million and $0.6 million for both the three and six months ended June 30, 2015 and 2014, respectively, and is included in cost of sales and selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.
7. Net Loss Per Share and Shareholders’ Equity
The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions, except common share and per common share amounts)
Numerator:
Net loss applicable to common shareholders	$(27.2)	$(2.1)	$(43.1)	$(10.3)
Denominator:
Denominator for basic EPS–weighted-average common shares	53,237,740	52,164,034	52,765,856	52,133,076
Dilutive effect of stock-based compensation arrangements	—	—	—	—
Denominator for diluted EPS–adjusted weighted-average common shares	53,237,740	52,164,034	52,765,856	52,133,076
Basic EPS	$(0.51)	$(0.04)	$(0.82)	$(0.20)
Diluted EPS	$(0.51)	$(0.04)	$(0.82)	$(0.20)
The diluted EPS calculation for the three and six months ended June 30, 2015 excludes the effect of 266,313 shares of restricted stock, 16,125 restricted stock units and 6,352,762 outstanding stock options as their effect is anti-dilutive. The diluted EPS calculation for the three and six months ended June 30, 2014 excludes the effect of 5,945,572 outstanding stock options, as their effect is anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive nonforfeitable dividends on the shares covered by the awards.
On February 17, 2014, the Company acquired all the noncontrolling shares of Milacron Plastics Machinery (Jiangyin) Co., Ltd. for $1.9 million. As the Company already held a controlling interest, the purchase was accounted for as an equity transaction. For the six months ended June 30, 2014, the Company recognized a reduction in paid-in capital of $1.6 million for the excess of par value of the purchase of the noncontrolling shares.
8. Stock-based Compensation

In connection with the cash dividend of approximately $145 million paid to the holders of the Company's common stock, as disclosed in Note 5, the Company made an adjustment to the exercise price of all stock options outstanding as of that date in accordance with the stock option agreements’ original terms and conditions related to anti-dilution. The dividend, $2.77 on a per share basis, reduced the exercise price of all outstanding options from $9.41 to $6.64 effective May 15, 2015.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Stock-based Compensation (continued)

The Company's Board of Directors adopted its 2015 Equity Incentive Plan (2015 Plan) which became effective upon the pricing of the Company's IPO. The 2015 Plan allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards convertible into or otherwise based on shares of the Company's common stock. On June 25, 2015, in connection with the IPO, the Company granted 1,260,567 stock options, 136,441 stock appreciation rights, 266,313 restricted stock awards and 16,125 restricted stock units under the 2015 Plan. The stock options, valued using a closed form option pricing model, and stock appreciation rights granted vest in equal annual increments over four years. The restricted stock awards vest on the third anniversary of the date of grant and the restricted stock units vest two business days after the public disclosure in 2016 of the Company’s financial results for fiscal year 2015.
As a result of the Company's completion of its IPO, the Company recognized $4.6 million of stock-based compensation expense associated with performance-based awards previously granted under the Company's 2012 Equity Incentive Plan. This cumulative catch-up was recognized once satisfaction of the performance condition within the awards became probable. As the awards remain subject to a market condition, the performance-based awards remain unvested as of June 30, 2015. In addition, the Company also recognized $3.7 million of stock-based compensation expense during the second quarter of 2015 related to outstanding stock appreciation rights which are recorded at fair value.
9. Derivative Financial Instruments
In the normal course of business, including the purchasing of materials and selling of products, the Company is exposed to certain risks related to fluctuations in foreign currency exchange rates. The Company uses foreign currency forward contracts to manage risks from these market fluctuations. The Company currently hedges its risk relative to fluctuations in the Canadian dollar and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $19.4 million at June 30, 2015 and $29.3 million at December 31, 2014. As of June 30, 2015, all of the Company’s outstanding instruments mature within the next 11 months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $1.7 million at June 30, 2015 and $3.1 million at December 31, 2014 which is included in other current liabilities.
The following table provides the effect of the Company’s designated cash flow hedges on the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three months ended June 30, 2015:
Foreign exchange contract	$0.7	$(0.7)
Three months ended June 30, 2014:
Foreign exchange contract	$0.5	$(0.6)

Six months ended June 30, 2015:
Foreign exchange contract	$2.0	$(2.1)
Six months ended June 30, 2014:
Foreign exchange contract	$1.4	$(1.8)
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in (gain) loss on currency translation or cost of sales within the Company's Condensed Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the derivative instruments was immaterial for all periods presented. At June 30, 2015, deferred losses of $1.7 million on derivative instruments included in accumulated other comprehensive income (loss) are expected to be reclassified into earnings during the next 11 months. During the three months ended June 30, 2015 and 2014, the Company recorded a net loss of $0.7 million and $0.6 million, respectively, related to the settlement of forward contracts which were designated as cash flow hedges. During the six months ended June 30, 2015 and 2014, the Company recorded a net loss of $2.1 million and $1.8 million, respectively, related to the settlement of forward contracts which were designated as cash flow hedges.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Derivative Financial Instruments (continued)

The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

•	Level 1–Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.

•
Level 2–Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial statements.

•	Level 3–Valuation is based upon other unobservable inputs that are significant to the fair value measurements.
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivatives instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 were as follows:

	Total	Level 1	Level 2	Level 3
	(in millions)
June 30, 2015
Foreign currency forward contracts (liability position)	$1.7	$—	$1.7	$—
December 31, 2014
Foreign currency forward contracts (liability position)	$3.1	$—	$3.1	$—
The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the three months ended June 30, 2014, the Company recognized a gain of $0.2 million related to changes in fair value of these derivative instruments not designated as hedges. During the six months ended June 30, 2015 and 2014, the Company recognized a gain of $0.3 million and $0.1 million, respectively, related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Condensed Consolidated Statements of Operations and are classified within (gain) loss on currency translation. The fair value of these derivative instruments not designated as hedges as June 30, 2015 was de minimis.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at March 31, 2014	$(11.1)	$(1.7)	$(1.0)	$(13.8)
Other comprehensive income (loss) before reclassifications	2.3	(0.1)	1.0	3.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.5	0.5
Other comprehensive income (loss)	2.3	(0.1)	1.5	3.7
Balance at June 30, 2014	$(8.8)	$(1.8)	$0.5	$(10.1)

Balance at March 31, 2015	$(68.7)	$(5.0)	$(2.1)	$(75.8)
Other comprehensive income (loss) before reclassifications	2.7	(0.1)	(0.3)	2.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.7	0.7
Other comprehensive income (loss)	2.7	(0.1)	0.4	3.0
Balance at June 30, 2015	$(66.0)	$(5.1)	$(1.7)	$(72.8)

Balance at December 31, 2013	$3.7	$(1.5)	$(1.8)	$0.4
Other comprehensive income (loss) before reclassifications	(12.5)	(0.3)	0.9	(11.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1.4	1.4
Other comprehensive income (loss)	(12.5)	(0.3)	2.3	(10.5)
Balance at June 30, 2014	$(8.8)	$(1.8)	$0.5	$(10.1)

Balance at December 31, 2014	$(45.4)	$(5.6)	$(3.1)	$(54.1)
Other comprehensive income (loss) before reclassifications	(20.6)	0.5	(0.6)	(20.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2.0	2.0
Other comprehensive income (loss)	(20.6)	0.5	1.4	(18.7)
Balance at June 30, 2015	$(66.0)	$(5.1)	$(1.7)	$(72.8)

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Accumulated Other Comprehensive Income (Loss) (continued)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the three months ended June 30, 2015 and 2014:

	Classification	Three Months Ended June 30,
	of Expense	2015	2014
		(in millions)
Derivative financial instruments:
Loss on derivative financial instruments	(a)	$(0.7)	$(0.6)
Tax benefit	(b)	—	0.1
Total reclassifications from accumulated other comprehensive income (loss)		$(0.7)	$(0.5)

	Classification	Six Months Ended June 30,
	of Expense	2015	2014
		(in millions)
Derivative financial instruments:
Loss on derivative financial instruments	(a)	$(2.1)	$(1.8)
Tax benefit	(b)	0.1	0.4
Total reclassifications from accumulated other comprehensive income (loss)		$(2.0)	$(1.4)

(a)	Amount is included in cost of sales and (gain) loss on currency translation in the Company's Condensed Consolidated Statements of Operations.

(b)	These amounts are included in income tax expense in the Company's Condensed Consolidated Statements of Operations.
11. Warranty Reserves
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and is periodically adjusted to reflect actual experience.
The following tables summarize changes in the Company’s warranty reserves. Accrued warranty reserves are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Balance at beginning of period	$8.4	$8.8	$8.6	$8.5
Warranty expense	0.5	0.7	1.4	2.4
Warranty assumed as a result of acquisitions	—	0.1	—	0.5
Warranty claims paid	(0.9)	(1.0)	(1.6)	(2.8)
Foreign currency translation adjustments	0.3	—	(0.1)	—
Balance at end of period	$8.3	$8.6	$8.3	$8.6
12. Restructuring Reserves

The Company recorded severance expense of $1.4 million and $4.1 million during the three and six months ended June 30, 2015, respectively, related to the Company's organizational redesign initiatives in Europe including the consolidation of certain manufacturing operations to the Czech Republic. These amounts are included within other expense, net in the Company's Condensed Consolidated Statements of Operations and are expected to be substantially paid in cash by June 30, 2016. The total remaining liability under these severance-related actions, which is included within other current liabilities in the Company's Condensed Consolidated Balance Sheets, was $3.2 million as of June 30, 2015 compared to $2.6 million as of March 31, 2015. Total severance expense for the six months ended June 30, 2015, by segment, is as follows: Advanced Plastic Processing Technologies, $1.2 million; Melt Delivery and Control Systems, $2.7 million; Fluid Technologies, $0.2 million.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Related-Party Transaction
The Company executed an advisory services and monitoring agreement with CCMP Capital Advisors, LLC (CCMP) on April 30, 2012 that provides a quarterly advisory fee to CCMP. The Company incurred $0.2 million and $0.3 million of expense for both the three and six months ended June 30, 2015 and 2014, respectively, related to the advisory services and monitoring agreement and these costs are included within selling, general and administrative expenses within the Company's Condensed Consolidated Statements of Operations. In connection with the Company's IPO, the advisory services and monitoring agreement between the Company and CCMP was terminated.
14. Business Segment Information
The Company’s operations are principally managed based upon the products that are produced and are comprised of three operating segments, which are the same as the Company’s reportable segments: Advanced Plastic Processing Technologies, Melt Delivery and Control Systems, and Fluid Technologies. The factors for determining the Company’s reportable segments include the manner in which management evaluates performance combined with the nature of the individual business activities. The Company evaluates the performance of its segments based on net sales and operating earnings. Operating earnings includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segments. Operating earnings for each segment excludes items that are of a non-operating nature or are of a corporate or functional governance nature. Costs excluded from segment operating earnings include interest expense, income taxes and various corporate expenses such as transaction costs associated with the acquisition of certain businesses, stock-based compensation expense and other separately managed general and administrative costs. The effects of intersegment transactions have been eliminated.
The following table summarizes total assets by segment:

	June 30, 2015	December 31, 2014
	(in millions)
Advanced Plastic Processing Technologies	$476.0	$460.9
Melt Delivery and Control Systems	1,094.4	1,112.1
Fluid Technologies	146.0	150.2
Corporate	53.5	67.5
Total assets	$1,769.9	$1,790.7
The following table summarizes long-lived assets by segment:

	June 30, 2015	December 31, 2014
	(in millions)
Advanced Plastic Processing Technologies	$103.1	$98.3
Melt Delivery and Control Systems	92.2	97.6
Fluid Technologies	15.6	17.1
Corporate	4.3	3.9
Total long-lived assets	$215.2	$216.9
The following tables summarize segment information:

	Three months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$169.9	$158.3	$321.3	$310.3
Melt Delivery and Control Systems	101.8	105.2	201.2	201.8
Fluid Technologies	29.6	32.4	58.0	64.1
Total net sales to external customers	$301.3	$295.9	$580.5	$576.2

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Business Segment Information (continued)

	Three months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating earnings:
Advanced Plastic Processing Technologies	$13.2	$7.2	$24.0	$18.0
Melt Delivery and Control Systems	20.9	22.6	23.3	33.2
Fluid Technologies	3.8	2.7	6.6	5.1
Corporate	(18.3)	(7.7)	(26.9)	(16.2)
Operating earnings	$19.6	$24.8	$27.0	$40.1
Capital expenditures:
Advanced Plastic Processing Technologies	$6.9	$4.8	$16.5	$7.6
Melt Delivery and Control Systems	4.8	1.9	9.3	7.2
Fluid Technologies	0.1	0.1	0.3	0.3
Corporate	0.4	0.3	0.7	1.0
Total capital expenditures	$12.2	$7.1	$26.8	$16.1
Depreciation and amortization:
Advanced Plastic Processing Technologies	$5.1	$5.5	$10.4	$11.0
Melt Delivery and Control Systems	9.1	10.1	18.2	19.6
Fluid Technologies	1.7	2.3	3.4	4.6
Corporate	0.1	(0.1)	0.2	—
Total depreciation and amortization	$16.0	$17.8	$32.2	$35.2
The following tables summarize net sales to external customers and long-lived assets by geographic region:

	Three months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net sales to external customers:
United States	$143.0	$131.6	$272.9	$255.2
Rest of World	158.3	164.3	307.6	321.0
Total net sales to external customers	$301.3	$295.9	$580.5	$576.2

	June 30, 2015	December 31, 2014
	(in millions)
Long-lived assets
United States	$73.5	$72.8
Rest of World	141.7	144.1
Long-lived assets	$215.2	$216.9
15. Subsequent Events
In July 2015 the Company recognized $11.3 million of additional stock-based compensation expense related to time-based and performance-based awards previously granted to management personnel. These awards contained a market condition in which the vesting of the awards was accelerated upon the satisfaction of the market condition. Based upon the trading price of the Company's common stock subsequent to the IPO, the market condition was satisfied which resulted in the vesting of the awards in July 2015 and the Company's recognition of all previously unrecognized stock-based compensation expense associated with these awards.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. Subsequent Events (continued)

In July 2015 the Company's underwriters exercised their option to purchase additional shares of the Company's common stock. The underwriters purchased 415,600 shares of the Company's common stock at the public offering price of $20.00 per share, less the underwriting discount, and on July 29, 2015 the Company received $7.7 million in proceeds, net of the underwriting discount and estimated expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements for the year ended December 31, 2014 included in our final prospectus relating to our initial public offering (IPO) filed with the SEC on June 25, 2015.

Overview

Milacron Holdings Corp. (Milacron, the Company, we, us or our) is a global leader in the manufacture, distribution, and service of highly engineered and customized systems within the plastic technology and processing industry. We serve this market through the following three segments:

•	Advanced Plastic Processing Technologies (“APPT”);

•	Melt Delivery and Control Systems (“MDCS”); and

•	Fluid Technologies (“Fluids”).

Our APPT segment designs, manufactures and sells plastic processing equipment and systems, which include injection molding, blow molding, extrusion and auxiliary systems along with the related parts and service, whereas our MDCS segment designs, manufactures and sells hot runner and process control systems, mold bases and components, and sells maintenance, repair and operating (“MRO”) supplies. Hot runner systems are custom-designed for each product a customer manufactures on an injection molding machine. Our Fluids segment is a global manufacturer of synthetic and semi-synthetic lubricants and coolants.

We are the only global company with a full-line product portfolio that includes hot runner systems, injection molding, blow molding and extrusion equipment. We maintain strong market positions across these products, as well as leading positions in process control systems, mold bases and components, MRO supplies and fluid technology.

Milacron has strong brand recognition with over 150 years of continuous operations. With products sold in over 100 countries across six continents, our established and market driven global footprint is well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Our breadth of products, long history, and global reach have resulted in a large installed base of over 40,000 plastic processing machines and over 140,000 hot runner systems.

Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 61% of total fiscal 2014 sales and 62% and 63% of our sales for the three and six months ended June 30, 2015, respectively. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.

We have over 27,000 customers globally, made up of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 53% in North America, 21% in Europe, 9% in China, 7% in India and 10% in the rest of the world for the six months ended June 30, 2015.

Global population growth, coupled with continued urbanization, increased purchasing power and improved lifestyle in emerging markets has resulted in greater demand for a broad range of finished plastic products in many segments of the economy, including automotive, construction and consumer products. We believe that our strong global presence positions us well to capture a portion of this growth. Milacron has made significant investments in China and India in order to capitalize on the high projected growth rates of the plastic business in these markets. We plan to continue to expand our manufacturing capabilities while also increasing our technical, marketing and sales efforts. In Central and South America, Southeast Asia and Eastern Europe, we are building capabilities and working on creating new relationships to support this growth. We also continue to strategically reorganize our manufacturing base in order to shift resources to high growth geographic markets.
Key Drivers of our Businesses

Milacron’s strategy is focused on growing revenue and operating profits through selective initiatives that leverage our market position, geographic footprint and core competencies. Management expects, in the near term, profitability will be driven by both revenue growth and margin expansion. Management expects that revenue growth will come from underlying market growth in our key segments, geographic expansion of certain product lines, continued penetration of hot runners, and incremental share gain from new products. New products are focused on solidifying our current market position, expanding our addressable market and expanding the market through the introduction of technology that displaces other materials, primarily metal and glass. Operating margin expansion is expected to result from active cost reduction initiatives focused on leveraging our geographic footprint that will allow us to consolidate manufacturing capacity, sales offices and call centers on a regional basis, and shift certain back-office functions from a decentralized local structure to a low-cost country global shared service center model.

Cost Reduction Initiatives

Milacron’s organizational redesign and cost reduction initiatives are in the process of being implemented and are expected to yield approximately $30.0 million of annual run-rate cost savings by the end of 2017. In fiscal 2014, Milacron incurred approximately $13 million of one-time costs related to these projects and expects to incur approximately $24 million of additional costs related to these projects in fiscal 2015. During the three and six months ended June 30, 2015, approximately $6 million and $11 million of costs were incurred related to these projects, respectively.

Milacron also has low cost country sourcing initiatives and other third-party supplier cost reduction projects being implemented which are estimated to yield $10 million to $12 million of annual run-rate cost savings by the end of 2015. These savings will be used to offset material and labor inflation across the business.

See risk factors discussed under the heading "Risk Factors" previously included in the Company’s Registration Statement (Registration No. 333-203231) which was declared effective by the Securities and Exchange Commission (SEC) on June 24, 2015 (as amended, the "Registration Statement").

Advanced Plastic Processing Technologies

The key factors affecting our APPT segment results include demand for plastic processing machinery, capacity and capital investment, raw material inputs and cost structure.

Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 64% of APPT sales in North America, demand is also impacted by customers bringing manufacturing operations back to North America.

Capacity and Capital Investment. Capital expenditures in our APPT business were $22.9 million in fiscal 2014, of which approximately 44% related to capacity expansion for the production of plastic processing equipment. During the six months ended June 30, 2015, capital expenditures in APPT totaled $16.5 million, of which 59% relates to the expansion of our facilities, primarily in Europe to facilitate the announced move of our production facility in Italy to the Czech Republic.

Raw Material Inputs. In order to secure our supply needs, we have developed a global network of reliable, low-cost suppliers. We sourced approximately 24% of our components and materials from suppliers located in low-cost countries in fiscal 2014 and are working toward increasing this percentage. Steel, which we source both directly and indirectly through our component suppliers, is the primary material used in our products and represented approximately 32% of total global material costs in fiscal 2014. We do not enter into derivative financial instruments to hedge our commodity price risk and currently do not have a significant number of long-term supply contracts with key suppliers.

Cost Structure. Management continues to focus on optimizing our global manufacturing and back-office infrastructure to maximize operating efficiencies and minimize fixed cost structure.

Melt Delivery and Control Systems

The key factors affecting our MDCS segment results include demand for hot runner systems and hot halves, mold bases, components, capacity and capital investment, raw material inputs and cost structure.

Demand. Consistent with historical periods, according to Interconnection Consulting, the hot runner market is expected to grow faster than the overall global economy based on macro-economic drivers involving product life cycles, demographics, technology conversion and greater use of plastic. Demand within the hot runner market is driven more by the frequency of product design changes and model refreshes than by end product volume, because hot runner systems are typically custom ordered for each new product mold, representing a critical factor in the market’s resiliency during economic cycles.

Capacity and Capital Investment. Capital expenditures in our MDCS segment were $15.8 million in fiscal 2014, of which approximately $6.0 million of capital spending related to capacity expansion primarily in Asia and North America. During the six months ended June 30, 2015, capital expenditures in MDCS totaled $9.3 million, of which 37% was incurred to expand capacity in the Czech Republic, in part to facilitate the announced move of our Belgium warehouse to the Czech Republic.

Raw Material Inputs. Steel is the primary raw material input for our MDCS segment. Although long-term contracts with steel suppliers are not typical, our business has purchase order commitments for a portion of our annual spend of higher-volume grades of steel. These purchase orders extend an average of three to six months, with prices negotiated annually. This allows us to forecast our costs in the MDCS segment and, given the short lead time between the initial request for a quotation and the finalized design, we have historically been able to pass along price changes, accordingly.

Cost Structure. Our MDCS segment is focused on controlling its cost structure by increasing low cost country sourcing in addition to establishing comprehensive operations in India for applications engineering and the consolidation of several back-office support functions within our shared services center.

Fluid Technologies

The key factors affecting our Fluids segment results include demand for metalworking fluids and raw material inputs.

Demand. Demand for industrial fluids is closely tied to demand for metal products, which are produced on metalworking machinery through cutting, stamping and other processes. As industrial production and demand for metalworking machinery grows, manufacturers will require increased amounts of high-quality coolants, lubricants and cleaners to maximize productivity and extend the life of equipment and tooling. Market trends indicate higher technology fluids demand due to environmental and health concerns and as more exotic metals become more prevalent.

Raw Material Inputs. Many of the raw materials in our industrial fluids are derivatives of petroleum or natural gas. As a result, fluctuations in commodity-based pricing may impact the cost of these materials. We manage the impact of raw material cost increases through sales pricing adjustments, but we may be impacted by a delay in implementing these adjustments throughout our distribution network. In addition, due to the specialty nature of our products, some of our raw materials have few sources, and we may be impacted by disruptions to supply. Where possible, we seek alternative sources and, in some situations, we are able to reformulate product with alternative materials without impacting performance, environmental, or health and safety features.
New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders in the second quarter of 2015 were $301.9 million, a decrease of $22.0 million, or 6.8%, compared to $323.9 million in the second quarter of 2014. Excluding $17.9 million of unfavorable effects of foreign currency movements, new orders decreased 1.3% compared to the prior period.
New orders in the first six months of 2015 were $600.5 million, a decrease of $12.8 million, or 2.1%, compared to $613.3 million in the first six months of 2014. Excluding $34.1 million of unfavorable effects of foreign currency movements, new orders increased 3.5% compared to the prior period. New orders are driven by strong growth in our APPT North American equipment and aftermarket businesses as well as growth in orders across our MDCS and Fluids businesses.

Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at June 30, 2015 was $242.3 million, an increase of $14.4 million from December 31, 2014 and a decrease of $12.3 million from June 30, 2014. Excluding $12.3 million of unfavorable effects of foreign currency movements, backlog remained flat compared to June 30, 2014. Growth in our backlog since December 31, 2014, reflects higher levels of capital and consumable spending within our customer base. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
Backlog of confirmed orders for equipment within the APPT business is tracked on a monthly basis. Lead times can vary significantly depending on the type and size of machine. Backlog within our MDCS businesses is relatively stable, as mold bases and hot runner systems have a short lead time from receipt of order to shipment with a global average of six to eight weeks; whereas spare parts sales of standard products are typically in stock and shipped with very little lead time. We do not track backlog in our Fluids segment as most orders are filled with minimal lead time.
Executive Overview
For the second quarter of 2015, we reported sales of $301.3 million, operating earnings of $19.6 million and a net loss attributable to Milacron Holdings Corp. of $27.2 million. This compares to sales of $295.9 million, operating earnings of $24.8 million and a net loss attributable to Milacron Holdings Corp. of $2.1 million for second quarter of 2014. Excluding $18.8 million of unfavorable effects of foreign currency movements, sales increased 8.2% compared to the prior period. The net loss during the second quarter of 2015 was primarily driven by a $22.2 million loss on the early extinguishment of debt and $8.3 million of additional stock-based compensation expense recognized in connection with our initial public offering (IPO). During the second quarter of 2015, we generated $56.0 million in adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), or 18.6% of sales, compared to $42.4 million in Adjusted EBITDA, or 14.3% of sales, in the second quarter of 2014. The increase in Adjusted EBITDA is the result of stronger sales volumes, our low cost country strategic initiatives, and other cost reduction actions taken during the second quarter of 2015.
For the first six months of 2015, we reported sales of $580.5 million, operating earnings of $27.0 million and a net loss attributable to Milacron Holdings Corp. of $43.1 million. This compares to sales of $576.2 million, operating earnings of $40.1 million and a net loss attributable to Milacron Holdings Corp. of $10.3 million for first six months of 2014. Excluding $35.4 million of unfavorable effects of foreign currency movements, sales increased 6.9% during the six month period. The net loss during the first six months of 2015 was primarily driven by the $22.2 million loss on the early extinguishment of debt and $8.3 million of additional stock-based compensation expense recognized in connection with our IPO. We generated $100.5 million in Adjusted EBITDA, or 17.3% of sales, during the first six months of 2015 compared to $85.8 million in Adjusted EBITDA, or 14.9% of sales, during the first six months of 2014. The increase in Adjusted EBITDA is the result of stronger sales volumes, our low cost country strategic initiatives, and other cost reduction actions taken during the first six months of 2015.
Our APPT segment generated $169.9 million in revenue and $23.0 million in Adjusted EBITDA, or 13.5% of sales, before corporate expenses, for the second quarter 2015 compared to $158.3 million in revenue and $13.1 million in Adjusted EBITDA, or 8.3% of sales, before corporate expenses, in the same period in 2014. Excluding $7.0 million of unfavorable effects of foreign currency movements, sales increased 11.7% compared to the prior period. Year to date volume in APPT continues to be strong in equipment and aftermarket sales in North America, Europe and India and the segment continues to focus on cost saving initiatives, including raw material sourcing, and organizational redesign initiatives.

Our MDCS segment generated $101.8 million in revenue and $32.0 million in Adjusted EBITDA, or 31.4% of sales, before corporate expenses, for the second quarter 2015 compared to $105.2 million in revenue and $28.6 million in Adjusted EBITDA, or 27.2% of sales, before corporate expenses, in the same period in 2014. Excluding $8.2 million of unfavorable effects of foreign currency movements, sales increased 4.6% compared to the prior period. Year to date volumes in MDCS continue to be strong in hot runner systems across all regions and the segment continues to focus on cost saving initiatives, including raw material sourcing, and organizational redesign initiatives.

Our Fluids segment generated $29.6 million in revenue and $6.3 million in Adjusted EBITDA, or 21.3% of sales, before corporate expenses, for the second quarter 2015 compared to $32.4 million in revenue and $5.5 million in Adjusted EBITDA, or 17.0% of sales, before corporate expenses, in the same period in 2014. Excluding $3.6 million of unfavorable effects of foreign currency movements, sales increased 2.5% compared to the prior period.

In the first six months of 2015, cash decreased $3.0 million primarily due to capital expenditures, payments on our debt and the effects of foreign currency translation. Operating activities used $9.7 million of cash in the first six months of 2015 compared to generating $4.7 million of cash in the same period of 2014. The decrease from 2014 was primarily driven by the $13.8 million premium paid to redeem the senior secured notes due 2019. Investing activities used $26.0 million in the first six months of 2015 primarily due to capital expenditures. Financing activities generated $35.0 million in the first six months of 2015 primarily as a result of the net effect of the proceeds from our IPO, debt refinancing and dividends paid to shareholders.

Cash on hand at June 30, 2015 was $78.5 million, and we had approximately $101.5 million available for borrowing under our asset-based and other credit facilities.
Results of Operations
Comparison of the Three Months and Six Months Ended June 30, 2015 and 2014
The following table summarizes the results of operations for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net sales	$301.3	$295.9	$580.5	$576.2
Cost of sales	197.1	193.7	378.4	375.1
Manufacturing margins	104.2	102.2	202.1	201.1
Operating expenses:
Selling, general and administrative expenses	72.1	69.9	138.3	135.3
Amortization expense	9.2	11.1	18.6	22.0
(Gain) loss on currency translation	(1.3)	(4.2)	9.9	2.3
Other expense, net	4.6	0.6	8.3	1.4
Total operating expenses	84.6	77.4	175.1	161.0
Operating earnings	19.6	24.8	27.0	40.1
Interest expense, net	18.4	18.7	36.8	37.6
Loss on debt extinguishment	22.2	2.9	22.2	3.4
(Loss) earnings before income taxes	(21.0)	3.2	(32.0)	(0.9)
Income tax expense	6.2	5.3	11.1	9.5
Net loss	(27.2)	(2.1)	(43.1)	(10.4)
Net loss attributable to noncontrolling interest	—	—	—	0.1
Net loss attributable to Milacron Holdings Corp.	$(27.2)	$(2.1)	$(43.1)	$(10.3)
Net Sales
Sales for the three months ended June 30, 2015 were $301.3 million compared to $295.9 million for the three months ended June 30, 2014, an increase of $5.4 million, or 1.8%. Excluding $18.8 million of unfavorable effects of foreign currency movements, sales increased 8.2% compared to the prior period. Sales in the second quarter of 2015 benefited from growth in our APPT and MDCS business segments driven by increased revenue in North America and Asia.
For the six months ended June 30, 2015, sales were $580.5 million compared to $576.2 million for the six months ended June 30, 2014, an increase of $4.3 million, or 0.7%. Excluding $35.4 million of unfavorable effects of foreign currency movements, sales increased 6.9% in the first six months of 2015. Sales in the first six months of 2015 benefited from growth in our APPT and MDCS business segments driven by higher revenue in North America and Asia.

The following table sets forth our sales by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$169.9	$158.3	$321.3	$310.3
Melt Delivery and Control Systems	101.8	105.2	201.2	201.8
Fluid Technologies	29.6	32.4	58.0	64.1
Total	$301.3	$295.9	$580.5	$576.2
APPT
Sales for the APPT segment for the three months ended June 30, 2015 were $169.9 million compared to $158.3 million for the three months ended June 30, 2014, an increase of $11.6 million, or 7.3%. Excluding $7.0 million of unfavorable effects of foreign currency movements, sales increased 11.7% compared to the prior period. Sales benefited from growth in North America, Europe and India regions with an increase in sales to custom molders across various industries and growth in the electronics sector.
Sales for the APPT segment for the six months ended June 30, 2015 were $321.3 million compared to $310.3 million for the six months ended June 30, 2014, an increase of $11.0 million, or 3.5%. Excluding $13.1 million of unfavorable effects of foreign currency movements, sales increased 7.8% during the six month period. Sales benefited from growth in the North America, Europe and India regions with an increase in sales to the consumer goods, electronics and telecom sectors.
MDCS
Sales for the MDCS segment for the three months ended June 30, 2015 were $101.8 million compared to $105.2 million for the three months ended June 30, 2014, a decrease of $3.4 million, or 3.2%. Excluding $8.2 million of unfavorable effects of foreign currency movements, sales increased 4.6% compared to the prior period. Sales benefited from growth in all regions of hot runner systems, mold assemblies and spare parts while mold base volumes decreased in the Americas and Europe. Sales were driven by an increase in sales within the automotive, consumer goods and medical markets offset by lower packaging sales.
Sales for the MDCS segment for the six months ended June 30, 2015 were $201.2 million compared to $201.8 million for the six months ended June 30, 2014, a decrease of $0.6 million, or 0.3%. Excluding $15.7 million of unfavorable effects of foreign currency movements, sales increased 7.5% during the six month period. Sales benefited from growth of hot runner systems and mold assemblies in North America and Asia and an increase in new products in each region.
FLUIDS
Sales for the Fluids segment for the three months ended June 30, 2015 were $29.6 million compared to $32.4 million for the three months ended June 30, 2014, a decrease of $2.8 million, or 8.6%. Excluding $3.6 million of unfavorable effects of foreign currency movements, sales increased 2.5% compared to the prior period. Regionally, sales benefited from growth in Europe and Mexico.  End market segment growth was driven by automotive and electronics, offset by a slowdown in oil and gas and heavy equipment.
Sales for the Fluids segment for the six months ended June 30, 2015 were $58.0 million compared to $64.1 million for the six months ended June 30, 2014, a decrease of $6.1 million, or 9.5%. Excluding $6.6 million of unfavorable effects of foreign currency movements, sales increased 0.8% during the six month period. Regionally, sales benefited from growth in Europe and Mexico.  End market segment growth was driven by automotive and electronics, offset by a slowdown in oil and gas and heavy equipment.
Cost of Sales
Cost of sales for the three months ended June 30, 2015 was $197.1 million compared to $193.7 million for the three months ended June 30, 2014, an increase of $3.4 million, or 1.8%, primarily due to increased sales volumes offset by low-cost country strategic initiatives and other cost reduction actions.
Cost of sales for the six months ended June 30, 2015 was $378.4 million compared to $375.1 million for the six months ended June 30, 2014, an increase of $3.3 million, or 0.9%, primarily due to increased sales volumes offset by low-cost country strategic initiatives and other cost reduction actions.

Manufacturing Margins
Our manufacturing margin (or gross margin) for the three months ended June 30, 2015 was $104.2 million compared to $102.2 million for the three months ended June 30, 2014, an increase of $2.0 million, or 2.0%.
Our manufacturing margin for the six months ended June 30, 2015 was $202.1 million compared to $201.1 million for the six months ended June 30, 2014, an increase of $1.0 million, or 0.5%.
The manufacturing margin as a percent of sales for the three months ended June 30, 2015 was 34.6% compared to 34.5% for the three months ended June 30, 2014 and the manufacturing margin as a percent of sales for the six months ended June 30, 2015 was 34.8% compared to 34.9% for the six months ended June 30, 2014.
Manufacturing margins in 2015 are relatively flat compared to 2014. While the Company has realized material cost savings and higher manufacturing capacity utilization, these improvements have been partially offset by competitive pricing pressure on sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2015 was $72.1 million compared to $69.9 million for the three months ended June 30, 2014, an increase of $2.2 million, or 3.1%. Selling, general and administrative expenses increased as a result of costs incurred related to preparing for our IPO, organizational redesign costs, and stock-based compensation expense associated with performance-based awards. These expenses were offset by lower variable selling expense and the benefit of cost reduction initiatives.
Selling, general and administrative expenses for the six months ended June 30, 2015 was $138.3 million compared to $135.3 million for the six months ended June 30, 2014, an increase of $3.0 million, or 2.2%. Selling, general and administrative expenses increased for trade show expenses in North America and India, costs incurred related to preparing for our IPO, organizational redesign costs, and stock-based compensation expense associated with performance-based awards. These expenses were offset by lower variable selling expense and the benefit of cost reduction initiatives.
Amortization Expense
Amortization expense related to intangible assets for the three months ended June 30, 2015 was $9.2 million compared to $11.1 million for the three months ended June 30, 2014, a decrease of $1.9 million or 17.1%. Amortization expense related to intangible assets for the six months ended June 30, 2015 was $18.6 million compared to $22.0 million for the six months ended June 30, 2014, a decrease of $3.4 million or 15.5%. The decrease is primarily related to accelerated amortization methods on our intangible assets subject to amortization as well as favorable foreign currency translation effects.
(Gain) Loss on Currency Translation
The gain on currency translation for the three months ended June 30, 2015 was $1.3 million compared to a gain of $4.2 million for the three months ended June 30, 2014, a decrease in the gain of $2.9 million or 69.0%. The loss on currency translation for the six months ended June 30, 2015 was $9.9 million compared to $2.3 million for the six months ended June 30, 2014, an increase in the loss of $7.6 million or 330.4%. The gains and losses primarily relate to the non-cash translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters Luxembourg Holdings S.à r.l ("Mold-Masters").
Other Expense, Net
Other expense, net for the three months ended June 30, 2015 was $4.6 million compared to $0.6 million for the three months ended June 30, 2014, an increase of $4.0 million. Other expense, net for the six months ended June 30, 2015 was $8.3 million compared to $1.4 million for the six months ended June 30, 2014, an increase of $6.9 million. The increases are principally driven by expenses incurred in conjunction with our organizational redesign initiatives in Europe as well as the $2.2 million impairment on certain trademarks incurred during the second quarter of 2015 which were discontinued as a result of our recent branding initiative.
Operating Earnings
Operating earnings for the three months ended June 30, 2015 were $19.6 million compared to $24.8 million for the three months ended June 30, 2014, a decrease of $5.2 million, or 21.0%. The decrease is mainly attributable to an increase in costs to prepare for our IPO, stock-based compensation expense, costs incurred related to our organizational redesign initiatives, and an impairment of certain trademarks discontinued as a result of our recent branding initiative which took effect during the second quarter of 2015.

Operating earnings for the six months ended June 30, 2015 were $27.0 million compared to $40.1 million for the six months ended June 30, 2014, a decrease of $13.1 million, or 32.7%. The decrease is mainly attributable to an increase in costs to prepare for our IPO, stock-based compensation expense, costs incurred related to our organizational redesign initiatives, and an impairment of certain trademarks discontinued as a result of our recent branding initiative.
Interest Expense, Net
Interest expense, net of interest income, for the three months ended June 30, 2015 was $18.4 million compared to $18.7 million for the three months ended June 30, 2014, a decrease of $0.3 million, or 1.6%. The decrease was primarily due to the decrease in our average indebtedness during 2015 when compared to the same period in 2014.
Interest expense, net of interest income, for the six months ended June 30, 2015 was $36.8 million compared to $37.6 million for the six months ended June 30, 2014, a decrease of $0.8 million, or 2.1%. The decrease was primarily due to the decrease in our average indebtedness during 2015 when compared to the same period in 2014. Interest expense during the first half of 2015 was impacted by changes in our credit facilities including our New Term Loan Facility that was entered into on May 15, 2015.
Loss on Debt Extinguishment
Loss on debt extinguishment was $22.2 million for the three and six month periods ended June 30, 2015. The loss on debt extinguishment in 2015 is principally related to the $13.8 million premium paid upon the repayment of our 8.375% senior secured noted due 2019 (the "Senior Secured Notes") as well as the related write-off of deferred financing costs during the period. Loss on debt extinguishment was $2.9 million and $3.4 million for the three and six month periods ended June 30, 2014, respectively. The loss on debt extinguishment during the three months ended June 30, 2014 relates to the premium paid for the early extinguishment of $55.0 million of our Senior Secured Notes as well as the related write-off of deferred financing costs during the period. Additionally, we recognized a loss of $0.5 million related to the write-off of previously deferred financing costs associated with our senior secured term loan facility due March 2020 (the "Term Loan Facility") during the six month period ended June 30, 2014.
Income Tax Expense
Income tax expense for the three months ended June 30, 2015 was $6.2 million compared to $5.3 million for the three months ended June 30, 2014, an increase of $0.9 million. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
Income tax expense for the six months ended June 30, 2015 was $11.1 million compared to $9.5 million for the six months ended June 30, 2014, an increase of $1.6 million. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
Non-GAAP Financial Measures
We prepare our financial statements in conformity with U.S. GAAP. To supplement this information, we also use the following non-GAAP financial measures: Adjusted EBITDA and Adjusted Net Income. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.
Adjusted EBITDA
Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set fort below. Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP, is not a measure of financial condition or profitability, and should not be considered as an alternative to net earnings (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP or any other performance measure derived in accordance with U.S. GAAP and should not be construed as an inference that our future results will be unaffected by unusual non-recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not include certain cash requirements such as interest payments, tax payments, debt service requirements and certain other cash costs that may recur in the future.

We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:

•	as a measurement used in evaluating our consolidated and segment-level operating performance on a consistent basis;
•to calculate incentive compensation for our employees;
•for planning purposes, including the preparation of our internal annual operating budget;
•to evaluate the performance and effectiveness of our operational strategies; and
•to assess compliance with various metrics associated with our debt agreements.
We believe that the inclusion of Adjusted EBITDA in this Quarterly Report on Form 10-Q is useful to provide additional information to investors about certain material non-cash items as well as items considered to be one-time or non-recurring to the operations of the business. While we believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors, because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be considered as an alternative to performance measures derived in accordance with U.S. GAAP. Adjusted EBITDA is calculated as net earnings (loss) attributable to Milacron Holdings Corp. before income tax expense, interest expense, net, depreciation and amortization further adjusted to exclude other items as reflected in the reconciliation table below.
In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses such as those used in calculating Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by usual or non-recurring items. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementary.
Adjusted Net Income
Adjusted Net Income measures our operating performance by adjusting net earnings (loss) attributable to Milacron Holdings Corp. to exclude amortization expense, non-cash currency effect on intercompany advances, organizational redesign costs, long-term equity options and shareholder's fees, debt costs, acquisition integration costs, professional services, business combination costs and certain other non-recurring items. Management uses this measure to evaluate our core operating results as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business, but includes certain items such as depreciation, interest expense and income tax expense, which are otherwise excluded from Adjusted EBITDA. We believe the presentation of Adjusted Net Income enhances our investors’ overall understanding of the financial performance and cash flow of our business. You should not consider Adjusted Net Income as an alternative to net earnings (loss) attributable to Milacron Holdings Corp., determined in accordance with U.S. GAAP, as an indicator of operating performance.

The following is a reconciliation of net loss attributable to Milacron Holdings Corp., the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net loss attributable to Milacron Holdings Corp.	$(27.2)	$(2.1)	$(43.1)	$(10.3)
Amortization expense	9.2	11.1	18.6	22.0
Currency effect on intercompany advances (a)	(1.2)	(5.4)	10.2	(0.2)
Organizational redesign costs (b)	5.6	2.1	10.9	3.4
Long-term equity options and shareholder fees (c)	9.8	1.4	11.1	2.8
Debt costs (d)	23.1	3.0	23.1	4.1
Acquisition integration costs (e)	1.2	0.7	3.5	1.5
Professional services (f)	2.0	0.7	2.7	1.0
Business combination costs (g)	—	0.2	—	1.1
Other (h)	2.1	—	2.0	0.1
Adjusted Net Income	24.6	11.7	39.0	25.5
Income tax expense	6.2	5.3	11.1	9.5
Interest expense, net	18.4	18.7	36.8	37.6
Depreciation expense	6.8	6.7	13.6	13.2
Adjusted EBITDA	$56.0	$42.4	$100.5	$85.8

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances associated with the acquisition of Mold-Masters.

(b)
Organizational redesign costs in the three months ended June 30, 2015 primarily included $1.3 million of severance and $2.0 million of one-time project costs related to relocating our facilities in Belgium and Italy to the Czech Republic, $0.8 million for termination costs as a result of eliminated positions, and $0.5 million of costs related to the restructuring of Fluids’ footprint in Europe. Organizational redesign costs in the six months ended June 30, 2015 primarily included $3.9 million of severance and $2.5 million of one-time project costs related to relocating our facilities in Belgium and Italy to the Czech Republic, $2.3 million for termination costs as a result of eliminated positions, $0.5 million of costs related to the restructuring of Fluids’ footprint in Europe, and $0.4 million of costs related to the transition of positions to low-cost countries. Organizational redesign costs during the three months ended June 30, 2014 included $0.5 million of costs for changes in the executive management team, $0.6 million of costs related to the shutdown of facilities, and $0.4 million of costs for the transition of positions to low-cost countries. Organizational redesign costs during the six months ended June 30, 2014 included $1.2 million of costs for changes in the executive management team, $0.8 million of costs for the transition of positions to low-cost countries and $0.6 million of costs related to the shutdown of facilities.

(c)
Long-term equity options and shareholder fees include the non-cash charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the three and six months ended June 30, 2015 and 2014. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)
Debt costs incurred during the three and six months ended June 30, 2015 included $22.2 million of debt extinguishment costs and $0.9 million of fees related to the new senior secured term loan facility due September 2020. Debt costs incurred during the three and six months ended June 30, 2014 included a $2.9 million loss on the early extinguishment of a portion of our 8.375% senior secured notes due 2019. The loss consists of a $1.6 million premium paid for the early extinguishment and $1.3 million of previously deferred financing costs. We also expensed $0.5 million of previously deferred financing costs related to the senior secured term loan facility due March 2020. The six months ended June 30, 2014 also included $0.7 million of fees to increase the senior secured term loan facility due March 2020.

(e)
Acquisition integration costs in the three and six months ended June 30, 2015 included $0.6 million and $2.0 million, respectively, of costs related to the Kortec, Inc. ("Kortec"), TIRAD, s.r.o. ("TIRAD") and Mold-Masters acquisitions for product line integration and other strategic alignment initiatives. In addition, in the three and six months ended June 30, 2015 we incurred $0.5 million and $1.3 million, respectively, to introduce the integration and new branding of all Milacron companies. Acquisition integration costs in the three and six months ended June 30, 2014 primarily included travel and consulting services for the acquisition of Mold-Masters and certain other smaller acquisitions.

(f)
Professional fees related to operational efficiency, business development, and other one-time advisory projects in the three and six months ended June 30, 2015 included $1.8 million and $2.2 million of fees for readiness initiatives associated with our IPO and $0.1 million and $0.4 million of costs for strategic organizational initiatives, respectively. Professional fees in the three months ended June 30, 2014, included $0.3 million related to strategic organizational initiatives and $0.4 million related to certain advisory services for readiness initiatives associated with our IPO. Professional fees in the six months ended June 30, 2014, included $0.6 million related to strategic organizational initiatives and $0.4 million related to certain advisory services for readiness initiatives associated with our IPO.

(g)	Business combination costs relate to certain professional, audit and other fees related to the acquisitions of Kortec, TIRAD, and certain other smaller acquisitions.

(h)	Other costs for the three and six months ended June 30, 2015 include a non-cash charge of $2.2 million related to the impairment of certain trademarks.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating earnings:
APPT	$13.2	$7.2	$24.0	$18.0
MDCS	20.9	22.6	23.3	33.2
Fluids	3.8	2.7	6.6	5.1
Corporate	(18.3)	(7.7)	(26.9)	(16.2)
Total operating earnings	19.6	24.8	27.0	40.1
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	5.1	5.5	10.4	11.0
Net earnings attributable to noncontrolling interest	—	—	—	0.1
Organizational redesign costs (b)	2.0	0.4	3.0	0.4
Acquisition integration costs (e)	0.3	—	0.9	—
Professional services (f)	0.2	—	0.2	—
Other (h)	2.2	—	2.2	0.1
Total APPT Adjustments	9.8	5.9	16.7	11.6
MDCS Adjustments:
Depreciation and amortization	9.1	10.1	18.2	19.6
Currency effect on intercompany advances (a)	(1.1)	(5.4)	10.0	(0.3)
Organizational redesign costs (b)	2.5	0.6	6.1	0.9
Acquisition integration costs (e)	0.7	0.5	2.1	1.1
Professional services (f)	—	0.2	—	0.3
Other (h)	(0.1)	—	(0.2)	—
Total MDCS Adjustments	11.1	6.0	36.2	21.6
Fluids Adjustments:
Depreciation and amortization	1.7	2.3	3.4	4.6
Organizational redesign costs (b)	0.8	0.5	1.3	0.9
Professional services (f)	—	—	0.1	—
Total Fluids Adjustments	2.5	2.8	4.8	5.5
Corporate Adjustments:
Depreciation and amortization	0.1	(0.1)	0.2	—
Currency effect on intercompany advances (a)	(0.1)	—	0.2	0.1
Organizational redesign costs (b)	0.3	0.6	0.5	1.2
Long-term equity options and shareholder fees (c)	9.8	1.4	11.1	2.8
Debt costs (d)	0.9	0.1	0.9	0.7
Acquisition integration costs (e)	0.2	0.2	0.5	0.4
Professional services (f)	1.8	0.5	2.4	0.7
Business combination costs (g)	—	0.2	—	1.1
Total Corporate Adjustments	13.0	2.9	15.8	7.0
Adjusted EBITDA:
APPT	23.0	13.1	40.7	29.6
MDCS	32.0	28.6	59.5	54.8
Fluids	6.3	5.5	11.4	10.6
Corporate	(5.3)	(4.8)	(11.1)	(9.2)
Total Adjusted EBITDA	$56.0	$42.4	$100.5	$85.8

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances associated with the acquisition of Mold-Masters within the MDCS segment.

(b)
Organizational redesign costs incurred in MDCS in the three months ended June 30, 2015 included $1.6 million of one-time project costs related to relocating our Belgium warehouse to the Czech Republic. Organizational redesign costs in APPT in the three months ended June 30, 2015 included $1.3 million of severance and $0.3 million of other one-time project costs related to relocating our operation in Italy to the Czech Republic. Organizational redesign costs incurred in the Fluids segment in the three months ended June 30, 2015 included $0.5 million of one-time project costs related to restructuring the segment’s European footprint. In the three and six months ended June 30, 2015, organizational redesign costs across all segments included $0.8 million and $2.3 million for termination costs as a result of eliminated positions and $0.1 million and $0.4 million of costs related to the transition of positions to low-cost countries, respectively. As incurred at the respective segments, organizational redesign costs in the three months ended June 30, 2014 included $0.4 million for salary and severance costs as a result of eliminated positions and $0.6 million for costs due to the shutdown of facilities. Organizational redesign costs for Fluids and Corporate in the three and six months ended June 30, 2014 included $0.5 million and $1.2 million, respectively, included costs for changes in the executive management team. Costs in Corporate and MDCS for the three and six months ended June 30, 2014 included $0.4 million and $0.8 million of costs for the transition of positions to low-cost countries, respectively.

(c)
Long-term equity options and shareholder fees in Corporate include the non-cash charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the three and six months ended June 30, 2015 and 2014. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)
Debt costs incurred during the three and six months ended June 30, 2015 included $0.9 million of fees related to the new senior secured term loan facility due September 2020. Debt costs incurred during the six months ended June 30, 2014 included $0.7 million of fees to increase the senior secured term loan facility due March 2020.

(e)
Acquisition integration costs for MDCS in the three and six months ended June 30, 2015 included $0.6 million and $2.0 million related to the TIRAD and Mold-Masters acquisitions for product line integration and other strategic alignment initiatives, respectively. In addition, APPT and Corporate’s acquisition integration costs for the three and six months ended June 30, 2015 included $0.4 million and $1.2 million of one-time costs to introduce the integration and new branding of all Milacron companies, respectively.

(f)
Professional fees incurred by Corporate in the three and six months ended June 30, 2015 included $1.7 million and $2.1 million for readiness initiatives related to our IPO, respectively. In the three months ended June 30, 2014, professional fees incurred by Corporate included $0.4 million for readiness initiatives associated with our IPO.

(g)	Business combination costs for Corporate in the three and six months ended June 30, 2014 relate to certain professional, audit and other fees related to the acquisitions of Kortec and TIRAD.

(h)	Other costs in APPT for the three months ended June 30, 2015 included a non-cash charge of $2.2 million related to the impairment of certain trademarks.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our ABL Facility and other foreign credit facilities. At June 30, 2015, we had cash and cash equivalents of $78.5 million, a decrease of $3.0 million from December 31, 2014. At June 30, 2015, we had $88.8 million of availability under our ABL Facility and $12.7 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest.
During the six months ended June 30, 2015 we used $3.0 million of cash compared to $18.8 million in the six months ended June 30, 2014. During 2015, cash was used primarily to pay dividends, fund capital expenditures, working capital growth, and redeem our senior secured notes due 2019 (the "Senior Secured Notes") and our senior secured term loan due March 2020 (the "Term Loan Facility") offset by the proceeds from our IPO and the senior secured term loan due September 2020 (the "New Term Loan Facility"). During 2014, cash was used primarily to fund acquisitions, capital expenditures and working capital growth, offset in part by proceeds from the issuance of long-term debt, net of debt redemptions.
On April 30, 2012, we issued $275.0 million aggregate principal amount of Senior Secured Notes pursuant to an indenture, dated as of April 30, 2012; the notes mature on May 15, 2019. On March 28, 2013, we (i) entered into an amended and restated senior secured asset-based revolving credit facility with Bank of America, N.A., as agent, and certain financial institutions as lenders ( the “ABL Facility”); (ii) we issued $465.0 million aggregate principal amount of 7.75% senior unsecured notes pursuant to an indenture; the notes mature on February 15, 2021 (the "Senior Unsecured Notes"); and (iii) we entered into the $245.0 million Term Loan Facility with JPMorgan Chase Bank, N.A., as administrative agent, and certain financial institutions as lenders. On May 14, 2015, we entered into the $730.0 million New Term Loan Facility with JPMorgan Chase Bank, N.A., as administrative agent, and certain financial institutions as lenders and used a portion of the proceeds to repay in full all amounts outstanding under the Term Loan Facility and to redeem all of our outstanding Senior Secured Notes.
On June 30, 2015, we completed our IPO whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The aggregate net proceeds received by us from the offering were $265.0 million, net of underwriting discounts and commissions and estimated offering expenses. The net proceeds were used to repay $248.0 million outstanding under the New Term Loan Facility and $14.1 million outstanding under the ABL Facility.

We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to meet future operating needs, working capital, capital expenditure and debt service requirements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, particularly interest rates and changes in our industry, many of which are outside of our control. To the extent we make acquisitions or have other strategic needs, we may need to incur additional indebtedness. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our ABL Facility or other lines of credit in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We have unused availability, subject to certain terms and conditions and other limitations, of $101.5 million under these lines of credit.
The following table shows our statements of cash flows for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Statements of cash flow data
Net cash (used in) provided by operating activities	$(9.7)	$4.7
Net cash used in investing activities	(26.0)	(69.0)
Net cash provided by financing activities	35.0	45.4
Cash provided by operating activities
Operating activities for the six months ended June 30, 2015 used $9.7 million of cash compared to generating $4.7 million for the six months ended June 30, 2014. The decrease was primarily driven by increased working capital to support higher backlog levels and the $13.8 million premium paid to redeem the senior secured notes due 2019 .
Cash used in investing activities
Investing activities for the six months ended June 30, 2015 used $26.0 million of cash compared to $69.0 million of cash for the six months ended June 30, 2014. The decrease was primarily a result of a reduction in acquisitions offset by an increase of $10.7 million in capital expenditures.
Cash provided by financing activities
Financing activities for the six months ended June 30, 2015 generated $35.0 million compared to $45.4 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, cash was generated from the proceeds of our IPO and the New Term Loan Facility, partially offset by the payment of dividends, the redemption of our Senior Secured Notes and the Term Loan Facility and costs associated with our IPO. During the six months ended June 30, 2014, sources of funds included the issuance of debt, notably the up-sizing of the Term Loan Facility of $100.0 million, net of a $0.5 million discount, partially offset by the purchase of the non-controlling interest in one of our subsidiaries and the redemption of $55.0 million of our 8.375% Senior Secured Notes.
Total debt was $955.1 million at June 30, 2015 compared to $1,034.6 million at December 31, 2014. Total debt at June 30, 2015 included $481.3 million outstanding on the New Term Loan Facility due 2020 and $465.0 million outstanding on the Senior Unsecured Notes, while the ABL Facility was undrawn except for letter of credit issuances.

Description of the New Term Loan Facility
On May 14, 2015, we entered into the New Term Loan Facility, pursuant to a term loan agreement, among Milacron Intermediate Holdings Inc., Milacron LLC, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent. The New Term Loan Facility matures on September 28, 2020. The New Term Loan Facility ranks equal in right of payment with all existing and future senior indebtedness of the issuers and guarantors. The New Term Loan Facility is also secured by a second-priority lien on all of the assets of the Company, Milacron LLC and the guarantors that secure the ABL Facility. The interest rate applicable to the New Term Loan Facility is, at our option, equal to either (i) the published LIBOR rate, plus a margin of 3.50% per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) the published LIBOR rate plus 1.00% or (4) 2.00% per annum plus a margin of 2.50% per annum. After the consummation of an issuance by the Company of its common stock in an underwritten primary public offering, the interest rate shall be adjusted to be, at our opinion, equal to either (i) the published LIBOR rate, plus a margin of, depending upon the current total net leverage ratio, 3.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) to 3.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum or (i) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus depending upon the current total net leverage ratio, 2.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) to 2.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum. In no event will the LIBOR rate be less than 1.00% at any time. The New Term Loan Facility provides us with the right, at any time, to request one or more incremental term increases in the aggregate amount (x) $200.0 million plus (y) an unlimited amount so long as our pro forma total net secured leverage ratio does not exceed 4.00 to 1.00 plus (z) the amount of any optional prepayment of any term loan under the New Term Loan Facility to the extent not funded with proceeds of any long-term indebtedness (other than revolving indebtedness) or proceeds of any incremental term facility that effectively extends the maturity date with respect to any class of term loans under the New Term Loan Facility. The New Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the New Term Loan Facility, with the balance payable at final maturity. The following amounts will be applied to repay the New Term Loan Facility, subject to certain thresholds, carve-outs and exceptions: (i) 100% of the net cash proceeds of any incurrence of debt by us and certain of our subsidiaries, (ii) 100% of net cash proceeds of any non-ordinary course sale or other disposition of assets by us or certain subsidiaries and (iii) 50% of our excess cash flow, subject to certain reductions.
As previously noted, on June 30, 2015 we completed our IPO whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The net proceeds, in part, were used to repay $248.0 million outstanding under the New Term Loan Facility.
Description of the Senior Unsecured Notes
On March 28, 2013, we issued $465.0 million aggregate principal amount of Senior Unsecured Notes pursuant to an indenture, among the Company, Mcron Finance Corp, the guarantors party thereto and U.S. Bank National Association, as Trustee and Notes Collateral Agent (the “2013 Indenture”). The Senior Unsecured Notes mature on February 15, 2021 and interest on the Senior Unsecured Notes is payable semi-annually on February 15 and August 15 of each year. The Senior Unsecured Notes were issued in a private transaction that is not subject to the registration requirements of the Securities Act. The Senior Unsecured Notes are guaranteed, jointly and severally, on a senior unsecured basis by Milacron Holdings Corp. and each of our wholly-owned domestic subsidiaries that are obligors under our ABL Facility, Term Loan Facility and Senior Secured Notes. The Senior Unsecured Notes are redeemable, in whole or in part, at any time on or after February 15, 2016 on the redemption dates and at the redemption prices set forth in the 2013 Indenture. In addition, we may redeem up to 40% of the Senior Unsecured Notes before February 15, 2016 with the net cash proceeds from certain equity offerings. We may also redeem some or all of the Senior Unsecured Notes before February 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a ‘‘make whole’’ premium. In addition, we may be required to make an offer to purchase the Senior Unsecured Notes upon the sale of certain assets and upon a change of control.

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility matures on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder, subject to a borrowing base and other limitations, and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. We had approximately $12.0 million of letters of credit outstanding as of June 30, 2015. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to five years from the date of the amendment. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility.
The obligations under the ABL Facility are secured, subject to certain exceptions, by substantially all of the assets of the borrowers and the assets of the guarantors under such facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to exceptions, limit the ability of the borrowers and their restricted subsidiaries to incur additional indebtedness, pay dividends or certain other distributions on the Company’s capital stock, repurchase the Company’s capital stock, prepay subordinated indebtedness, incur liens on assets, make certain investments or other restricted payments, engage in transactions with affiliates, sell certain assets, merge or consolidate with or into other companies and alter the business that the Company conducts.
Description of the Senior Secured Notes
On April 30, 2012, we issued $275.0 million aggregate principal amount of Senior Secured Notes pursuant to an indenture, dated as of April 30, 2012, among the Company, Mcron Finance Corp, the guarantors party thereto and U.S. Bank National Association, as Trustee and Notes Collateral Agent (the “2012 Indenture”). The Senior Secured Notes mature on May 15, 2019 and interest on the notes is payable semi-annually on May 15 and November 15 of each year. The Senior Secured Notes were issued in a private transaction that is not subject to the registration requirements of the Securities Act. The Senior Secured Notes are secured by first-priority liens on substantially all of the Company and the guarantors’ assets other than accounts receivable, inventory, and other certain assets. The Senior Secured Notes are also secured by a second-priority lien on all of the Company and the guarantors’ assets that secure the ABL Facility. The notes are redeemable, in whole or in part, at any time on or after May 15, 2015 on the redemption dates and at the redemption prices set forth in the 2012 Indenture. In addition, we may redeem up to 35% of the Senior Secured Notes before May 15, 2015 with the net cash proceeds from certain equity offerings. We may also redeem some or all of the Senior Secured Notes before May 15, 2015 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a ‘‘make whole’’ premium. In addition, we may be required to make an offer to purchase the Senior Secured Notes upon the sale of certain assets and upon a change of control.
On April 29, 2014 and April 30, 2014, we redeemed a combined $55.0 million of our Senior Secured Notes. On May 15, 2015, we redeemed the remaining $220.0 million of our Senior Secured Notes.

Description of the Term Loan Facility
On March 28, 2013, we entered into the Term Loan Facility, with a 50 basis point discount, pursuant to a term loan agreement, among the Company and Milacron LLC, the guarantors party thereto, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC and RBC Capital Markets as Joint Lead Arrangers and Bookrunners. The Term Loan Facility matures on March 28, 2020. The Term Loan Facility ranks equal in right of payment with all existing and future senior secured indebtedness of the issuers and guarantors. The Term Loan Facility is also secured by a second-priority lien on all of the Company and the guarantors’ assets that secure the ABL Facility. The interest rates applicable to the Term Loan Facility is, at our option, equal to either (i) the published LIBOR, plus a margin of 3.25% per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR plus 1.00% or (4) 2.25% per annum, plus a margin of 2.25% per annum. In no event will the LIBOR rate be less than 1.00% at any time. The Term Loan Facility provides us with the right at any time to request one or more incremental term increases in an aggregate amount (x) not to exceed $175.0 million plus (y) an unlimited amount so long as our senior secured net leverage ratio does not exceed the specified threshold. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Term Loan Facility, with the balance payable at final maturity. The following amounts will be applied to repay the Term Loan Facility, subject to certain thresholds, carve-outs and exceptions: (i) 100% of the net cash proceeds of any incurrence of debt by us and certain of our subsidiaries, (ii) 100% of net cash proceeds of any non-ordinary course sale or other disposition of assets by us or certain subsidiaries and (iii) 50% of our excess cash flow, subject to certain reductions.
On March 31, 2014, we exercised our right to request an incremental term increase and borrowed an additional $100.0 million, net of a discount of $0.5 million, under the Term Loan Facility for the principal purpose of funding acquisitions in 2014 as well as refinancing portions of our outstanding debt. The agreement was also amended to reduce the margin on the interest rate from 3.25% to 3.00% for LIBOR loans and from 2.25% to 2.00% for non-LIBOR loans. No other terms of the facility were changed. On May 14, 2015, we repaid $339.1 million, which represents all amounts outstanding under the Term Loan Facility.
Description of Other Debt
At June 30, 2015, we have approximately $1.0 million in capital lease obligations outstanding as well as $7.8 million of borrowings under certain lines of credit and discounting programs. We also have approximately $3.7 million of outstanding letters of credit and other commitments related to these facilities at June 30, 2015.
Critical Accounting Policies and Estimates

We prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, and in doing so, we have to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our Condensed Consolidated Financial Statements, which, in turn, could change our results from those reported. We evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis.

There have been no material changes in our critical accounting policies from those previously included in the Company’s Registration Statement which was declared effective by the SEC on June 24, 2015.
Recently Issued Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 to the Company's Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to financial market risks associated with foreign currency exchange rates, interest rates, commodity prices and credit risk. In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of derivative financial instruments to hedge our underlying exposure. We do not use derivative instruments for speculative or trading purposes and we have policies and procedures in place that monitor and control their use.
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2014 and during the six months ended June 30, 2015, approximately 54% and 53% of our sales were attributable to our operations outside of the United States, respectively. Approximately 45% of sales in fiscal 2014 were typically denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility, our New Term Loan Facility and our Senior Unsecured Notes are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At December 31, 2014 and June 30, 2015, we had $37.7 million and $19.4 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to 11 months. As of December 31, 2014 and June 30, 2015, the net fair value liability of financial instruments with exposure to foreign currency risk was $3.2 million and $1.7 million, respectively. The fair value of these financial instruments would hypothetically decrease by $3.6 million and $1.8 million as of December 31, 2014 and June 30, 2015, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.

Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, New Term Loan Facility, and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.75% to 2.25% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.75% to 1.25% per annum, based on availability. Interest on the New Term Loan Facility accrues, at our option at either (i) the published LIBOR rate, plus a margin of 3.50% per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) the published LIBOR rate plus 1.0% or (4) 2.00% per annum, plus a margin of 2.50% per annum. After the consummation of an issuance by Milacron Holdings Corp. or any of its direct or indirect parent companies of its common stock in an underwritten primary public offering, the interest rates shall be adjusted to be, at our option, equal to either (i) the published LIBOR rate, plus a margin of 3.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) or 3.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.0% or (4) 2.00% per annum, plus 2.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) or 2.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum. In no event will the LIBOR rate be less than 1.00% at any time. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $4.9 million for each 1.00% increase in interest rates once LIBOR exceeds 1.00%.
Commodity Risk
We have direct and indirect exposure to certain commodities, principally steel and steel-based components. We typically do not enter into derivative financial instruments to hedge our commodity price risk and we do not currently have long-term supply contracts with key suppliers.

Credit Risk
Our financial assets exposed to credit risk primarily consist of cash and cash equivalents and accounts receivable.
Our customers are geographically diversified, and we typically have no material concentration of receivables by customer. We manage credit risk by typically requiring substantial customer deposits before shipment, analyzing the counterparties’ financial condition prior to accepting new customers and prior to adjusting existing credit limits or obtaining letters of credit or other acceptable forms of security from customers, or any combination thereof, based on our analysis of the customer and the terms and conditions applicable to each transaction.
Risk of Inflation
Historically, in certain circumstances, we have been able to pass through price increases in our primary raw material (steel) to customers. Although we generally have been able to increase the price of our products to reflect increases in the price of these raw materials, we cannot rely on our ability to do so in the future. The timing of such increases in the selling price of our products may not coincide with timing of raw materials price increases, nor may our ability to increase the selling prices of our products allow us to fully compensate for such increased raw materials prices in all cases. However, we believe that inflation in the near term will not have a material adverse impact on us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various lawsuits arising during the normal course of business are pending against us and our consolidated subsidiaries. We are vigorously defending these claims and believe we have reserves and insurance coverage sufficient to cover potential exposures.
While, in the opinion of management, the liability resulting from these matters will not have a significant effect on our consolidated financial position, results of operations or liquidity, the outcome of individual matters cannot be predicted with reasonable certainty at this time.
ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our final prospectus in connection with our IPO dated June 24, 2015 and filed with the SEC on June 25, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the second quarter of 2015 or from June 30, 2015 through the date of filing this Quarterly Report on Form 10-Q.

Use of Proceeds from Initial Public Offering of Common Stock

On June 30, 2015, we completed the IPO of our common stock and issued and sold 14,285,714 shares of our common stock at a public offering price of $20.00 per share, for aggregate gross proceeds of $285.7 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-203231), which was declared effective by the SEC on June 24, 2015. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC, Robert W. Baird & Co. Incorporated, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. acted as joint book-running managers of the offering. KeyBanc Capital Markets Inc. and William Blair & Company LLC acted as co-managers for the offering.

The aggregate net proceeds received by us from the offering were $265.0 million, net of underwriting discounts of $17.9 million and estimated offering expenses of $2.8 million. The net proceeds were used to repay $248.0 million outstanding under the New Term Loan Facility and $14.1 million outstanding under the ABL Facility. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following is an index of the exhibits included in this report:

Exhibit Number:

3.1	Second Amended and Restated Certificate of Incorporation of Milacron Holdings Corp. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on June 25, 2015).
3.2	Amended and Restated By Laws of Milacron Holdings Corp. (Incorporated by reference from Exhibit 3.2 to Form 8-K filed on June 25, 2015).
4.1	Milacron Holdings Corp. 2015 Equity Incentive Plan (Incorporated by reference from Exhibit 4.1 to Form S-8 filed on June 25, 2015).
10.1	Amended and Restated Chairman Services Agreement between Milacron Holdings Corp. and Ira Boots (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 25, 2015).
10.2	Amended and Restated Employment Agreement between Milacron Holdings Corp. and Thomas Goeke (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 25, 2015).
10.3	Milacron Holdings Corp. Annual Bonus Plan (Incorporated by reference from Exhibit 10.3 to Form 8-K filed on June 25, 2015).
10.4
Term Loan Agreement, dated as of May 14, 2015, by and among Milacron Holdings Corp., Milacron LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to Form S-1/A filed on May 29, 2015).

10.5
Amendment Agreement, dated as of May 14, 2015, by and among Milacron Holdings Corp., Milacron LLC, Mold-Masters (2007) Limited, the U.S. and German subsidiaries of Milacron Holdings Corp., Milacron Canada Corp. and Bank of Amercia, N.A. as administrative agent for the lenders and as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.2 to Form S-1/A filed on May 29, 2015).

10.6
Security Agreement, dated as of May 14, 2015, by and among Milacron Holdings Corp., Milacron LLC, the other grantors party thereto and JP Morgan Chase Bank, N.A., as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.3 to Form S-1/A filed on May 29, 2015).

10.7	Severance Agreement, dated as of June 5, 2015, between Milacron Holdings Corp. and Bruce Chalmers (Incorporated by reference from Exhibit 10.11 to Form S-1/A filed on June 11, 2015).
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Milacron Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Languange): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Holdings Corp.

Date: August 11, 2015	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer