Form 10-Q
period 2015-09-30
Milacron Holdings Corp.
filed 2015-11-06
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
10200 Alliance Road, Suite 200
Cincinnati, Ohio 45242
(Address of principal executive offices, including zip code)
(513) 487-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒ No     ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☒ No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At September 30, 2015, there were 67,304,178 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2015

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. All statements other than statements of historical fact or relating to present facts or current conditions contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Examples of forward-looking statements include, but are not limited to statements we make regarding (1) our belief that our cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future; (2) estimated capital expenditures for future periods; and (3) estimated cost savings and opportunities to drive margin improvements.

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

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015
	(Unaudited)	December 31, 2014
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$74.5	$81.5
Accounts receivable, net	194.2	183.3
Inventories, net:
Raw materials	85.4	84.5
Work-in-process	57.8	52.5
Finished products	108.2	101.1
Total inventories	251.4	238.1
Prepaid and other current assets	41.9	43.1
Total current assets	562.0	546.0
Property and equipment, net	218.1	216.9
Goodwill	528.2	548.6
Intangible assets, net	386.8	442.8
Other noncurrent assets	34.3	36.4
Total assets	$1,729.4	$1,790.7
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$7.2	$9.2
Long-term debt and capital lease obligations due within one year	0.4	3.8
Accounts payable	83.7	89.9
Advanced billings and deposits	44.4	58.5
Accrued salaries, wages and other compensation	33.0	33.2
Accrued interest	4.9	16.2
Other current liabilities	64.0	60.2
Total current liabilities	237.6	271.0
Long-term debt and capital lease obligations	946.9	1,021.6
Deferred income tax liabilities	68.6	72.6
Accrued pension liabilities	27.1	29.0
Other noncurrent accrued liabilities	9.6	11.1
Total liabilities	1,289.8	1,405.3
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 67,304,178 and 52,286,100
issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	0.7	0.5
Capital in excess of par value	647.6	499.6
Retained deficit	(114.9)	(60.6)
Accumulated other comprehensive loss	(93.8)	(54.1)
Total shareholders’ equity	439.6	385.4
Total liabilities and shareholders’ equity	$1,729.4	$1,790.7
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Net sales	$292.7	$314.6	$873.2	$890.8
Cost of sales	191.4	206.3	569.8	581.4
Manufacturing margins	101.3	108.3	303.4	309.4
Operating expenses:
Selling, general and administrative expenses	69.2	69.3	207.5	204.6
Amortization expense	8.7	11.2	27.3	33.2
Loss on currency translation	8.7	6.5	18.6	8.8
Other expense, net	3.7	0.5	12.0	1.9
Total operating expenses	90.3	87.5	265.4	248.5
Operating earnings	11.0	20.8	38.0	60.9
Interest expense, net	15.6	18.5	52.4	56.1
Loss on debt extinguishment	—	—	22.2	3.4
(Loss) earnings before income taxes	(4.6)	2.3	(36.6)	1.4
Income tax expense	6.6	6.2	17.7	15.7
Net loss	(11.2)	(3.9)	(54.3)	(14.3)
Less: Net loss attributable to the noncontrolling interest	—	—	—	0.1
Net loss attributable to Milacron Holdings Corp.	$(11.2)	$(3.9)	$(54.3)	$(14.2)
Loss per share:
Basic	$(0.17)	$(0.07)	$(0.94)	$(0.27)
Diluted	$(0.17)	$(0.07)	$(0.94)	$(0.27)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net loss	$(11.2)	$(3.9)	$(54.3)	$(14.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(21.8)	(15.8)	(42.4)	(28.3)
Unrecognized post-retirement plan (loss) gain	(0.2)	0.1	0.3	(0.2)
Unrealized gain (loss) on hedging activities	1.0	(1.8)	2.4	0.5
Total other comprehensive loss, net of tax	(21.0)	(17.5)	(39.7)	(28.0)
Comprehensive loss	(32.2)	(21.4)	(94.0)	(42.3)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	0.1
Comprehensive loss attributable to Milacron Holdings Corp.	$(32.2)	$(21.4)	$(94.0)	$(42.2)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Operating activities
Net loss	$(54.3)	$(14.3)
Less: Net loss attributable to noncontrolling interest	—	0.1
Net loss attributable to Milacron Holdings Corp.	(54.3)	(14.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47.0	53.3
Unrealized loss on currency translation of intercompany advances	19.6	6.8
Amortization of deferred financing costs	3.1	3.6
Loss on debt extinguishment	8.4	1.8
Trademark impairment	2.2	—
Non-cash stock-based compensation expense	19.7	3.7
Deferred income taxes	0.8	—
Changes in assets and liabilities:
Accounts receivable	(18.6)	(15.5)
Inventories	(21.2)	(45.1)
Prepaid and other current assets	2.2	(11.8)
Accounts payable	1.3	18.6
Advanced billings and deposits	(12.7)	(6.9)
Other current liabilities	(0.6)	0.6
Other noncurrent assets	(1.5)	(0.4)
Other noncurrent accrued liabilities	(1.1)	1.3
Net cash used in operating activities	(5.7)	(4.2)
Investing activities
Purchases of property and equipment	(39.7)	(25.7)
Proceeds from disposals of property and equipment	1.0	0.1
Acquisitions, net of cash acquired	—	(53.0)
Net cash used in investing activities	(38.7)	(78.6)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	795.3	128.5
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(874.0)	(82.5)
Net (decrease) increase in short-term borrowings (original maturities of 90 days or less)	(1.4)	0.5
Purchase of noncontrolling interest	—	(1.9)
Dividends paid	(144.6)	—
Proceeds from the issuance of common stock	294.0	1.2
Initial public offering issuance costs	(21.1)	—
Proceeds from exercise of stock options	0.4	—
Debt issuance costs	(7.0)	(1.4)
Net cash provided by financing activities	41.6	44.4
Effect of exchange rate changes on cash	(4.2)	(1.7)
Decrease in cash and cash equivalents	(7.0)	(40.1)
Cash and cash equivalents at beginning of period	81.5	100.7
Cash and cash equivalents at end of period	$74.5	$60.6
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2015 and December 31, 2014 and for the
Three and Nine Months Ended September 30, 2015 and 2014
1. Background and Basis of Presentation
Milacron Holdings Corp. (the "Company" or "Milacron") is a global leader in the manufacture, distribution, and service of highly engineered and customized systems used in the plastic technology and processing industry. The Company has a full-line product portfolio that includes hot runner systems, injection molding, blow molding and extrusion equipment and produces process control systems, mold bases and components and maintenance, repair and operating (MRO) supplies for plastic processing equipment and fluid technology. The Company operates throughout the world and is headquartered in Cincinnati, Ohio.
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
Initial Public Offering
On June 30, 2015, the Company completed its initial public offering (IPO) whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The shares began trading on the New York Stock Exchange on June 25, 2015. The aggregate net proceeds received by the Company from the offering was approximately $265 million, net of underwriting discounts and commissions and estimated offering expenses. The net proceeds were used to repay existing indebtedness as further described in Note 5.
In July 2015 the Company's underwriters exercised their option to purchase additional shares of the Company's common stock. The underwriters purchased 415,600 shares of the Company's common stock at the public offering price of $20.00 per share, less the underwriting discount, and on July 29, 2015 the Company received $7.8 million in proceeds, net of the underwriting discount. These net proceeds were used for general corporate purposes.
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
2. Business Combinations
During the nine months ended September 30, 2014, the Company completed five acquisitions. The total consideration, net of cash acquired, related to the acquisitions was $50.4 million. The Company accounted for the acquisitions using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition (dollars in millions):

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
Acquisition related costs were expensed as incurred and included legal fees and advisory services. The Company incurred acquisition related costs of $1.1 million for the nine months ended September 30, 2014.
3. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the nine months ended September 30, 2015:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2014	$26.1	$475.6	$46.9	$—	$548.6
Foreign currency translation adjustments	—	(20.4)	—	—	(20.4)
Balance at September 30, 2015	$26.1	$455.2	$46.9	$—	$528.2

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Goodwill and Other Intangible Assets (continued)

The following table summarizes the Company’s other intangible assets at September 30, 2015:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Non-compete agreements	$1.0	$0.9	$0.1
Trademarks	42.6	13.9	28.7
Technology	113.0	25.0	88.0
Customer relationships	222.8	94.2	128.6
Total intangible assets subject to amortization	379.4	134.0	245.4
Trademarks, not subject to amortization	141.4	—	141.4
Total	$520.8	$134.0	$386.8
The following table summarizes the Company’s other intangible assets at December 31, 2014:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Non-compete agreements	$1.9	$1.8	$0.1
Trademarks	48.1	12.4	35.7
Technology	127.1	19.9	107.2
Customer relationships	231.2	79.7	151.5
Total intangible assets subject to amortization	408.3	113.8	294.5
Trademarks, not subject to amortization	148.3	—	148.3
Total	$556.6	$113.8	$442.8
Consolidated amortization expense related to intangible assets subject to amortization was $8.7 million and $11.2 million for the three months ended September 30, 2015 and 2014, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $27.3 million and $33.2 million for the nine months ended September 30, 2015 and 2014, respectively. In connection with the Company's rebranding initiative and marketing strategy, the Company ceased utilizing certain trademarks within the Advanced Plastic Processing Technologies reportable segment during the second quarter of 2015. The Company concluded this was an indicator of impairment and the Company recognized an impairment charge of $2.2 million during the nine months ended September 30, 2015, which is included within other expense, net on the Company's Condensed Consolidated Statement of Operations.
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
The utilization of the Company's NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period (Section 382 Ownership Change). If the Company has undergone a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of September 30, 2015 the Company has determined that multiple ownership changes under Section 382 have occurred. The Company has not completed a formal study to determine whether there are 382 limitations as a result of the Company's IPO; however, if a Section 382 Ownership Change occurred as a result of the Company's IPO, the Company has estimated that there would be no material impact to the Company's Condensed Consolidated Financial Statements.
During the third quarter of 2015, the Company took an income tax return position which resulted in a change in the recognition and measurement of uncertain tax positions, resulting in the increase of certain unrecognized tax benefits totaling $13.6 million related to permanent items. The permanent items would be offset by existing NOLs with a full valuation allowance and thus would not result in a current income tax liability or income tax expense. The increase in unrecognized tax benefits relate primarily to the deductibility of certain foreign expenses.
5. Debt
Debt for the Company consists of the following:

	September 30, 2015	December 31, 2014
	(in millions)
8.375% senior secured notes due 2019	$—	$220.0
Senior secured term loan facility due March 2020	—	338.7
7.75% senior unsecured notes due 2021	465.0	465.0
Senior secured term loan facility due September 2020	481.3	—
Borrowings under other lines of credit	7.2	9.2
Capital lease obligations and other	1.0	1.7
	954.5	1,034.6
Less current portion	(7.6)	(13.0)
	$946.9	$1,021.6
On May 14, 2015, the Company entered into a new $730.0 million senior secured term loan facility with a maturity date of September 28, 2020 (the “New Term Loan Facility”) and amended and restated the credit agreement governing the senior secured asset-based revolving credit facility (the “ABL Facility” and, together with the New Term Loan Facility, the “Senior Secured Credit Facilities”), among other things, to conform certain terms in the credit agreement governing the ABL Facility to the terms contained in the credit agreement governing the New Term Loan Facility. The net proceeds from the New Term Loan Facility were used (i) to repay in full the $339.1 million principal amount outstanding under the Company's existing senior secured term loan facility due March 2020 (the "Term Loan Facility"), (ii) to redeem in full the $220.0 million aggregate principal amount outstanding on our 8.375% Senior Secured Notes due 2019 (the “Senior Secured Notes”) on May 15, 2015 at a redemption price of 106.281% of the principal amount thereof, plus accrued and unpaid interest, to, but not including May 15, 2015 and (iii) to pay a cash dividend of approximately $145 million to the holders of the Company's common stock.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

In connection with these transactions, the Company recognized an $18.6 million loss on the early extinguishment of debt during the second quarter which is classified within loss on debt extinguishment in the Company's Condensed Consolidated Statements of Operations. The loss on debt extinguishment includes a $13.8 million premium paid to redeem the Senior Secured Notes and the write-off of $4.8 million of deferred financing costs and debt discount associated with the Senior Secured Notes and the Term Loan Facility. The Company also capitalized an additional $5.2 million of deferred financing costs related to the issuance of the New Term Loan Facility which are being amortized over the term of the loan using the effective interest rate method.
On June 30, 2015, in connection with the Company's completion of its IPO, the Company repaid $248.0 million of the principal amount outstanding under the New Term Loan Facility. As a result of this repayment, the Company recognized a $3.6 million loss on the early extinguishment of debt during the second quarter which is classified within loss on debt extinguishment in the Company's Condensed Consolidated Statements of Operations.
On March 31, 2014, the Company borrowed an additional $100.0 million, net of a discount of $0.5 million, under the Term Loan Facility. The agreement was also amended to reduce the margin on the interest rate from 3.25% to 3.00%. No other significant terms of the facility were changed.
In April 2014, the Company redeemed $55.0 million of the Senior Secured Notes. The Company recorded a $2.9 million loss on the early extinguishment of debt related to the redemption that is recorded within loss on debt extinguishment in the Company's Condensed Consolidated Statements of Operations.
6. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. Net periodic pension expense was $0.3 million and $0.9 million for both the three and nine months ended September 30, 2015 and 2014, respectively, and is included in cost of sales and selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.
7. Net Loss Per Share and Shareholders’ Equity
The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In millions, except common share and per common share amounts)
Numerator:
Net loss applicable to common shareholders	$(11.2)	$(3.9)	$(54.3)	$(14.2)
Denominator:
Denominator for basic EPS–weighted-average common shares	66,900,081	52,220,458	57,529,038	52,166,514
Dilutive effect of stock-based compensation arrangements	—	—	—	—
Denominator for diluted EPS–adjusted weighted-average common shares	66,900,081	52,220,458	57,529,038	52,166,514
Basic EPS	$(0.17)	$(0.07)	$(0.94)	$(0.27)
Diluted EPS	$(0.17)	$(0.07)	$(0.94)	$(0.27)
The diluted EPS calculation for the three and nine months ended September 30, 2015 excludes the effect of 266,313 shares of restricted stock, 16,125 restricted stock units and 6,304,927 outstanding stock options as their effect is anti-dilutive. The diluted EPS calculation for the three and nine months ended September 30, 2014 excludes the effect of 5,891,784 outstanding stock options, as their effect is anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive nonforfeitable dividends on the shares covered by the awards.
On February 17, 2014, the Company acquired all the noncontrolling shares of Milacron Plastics Machinery (Jiangyin) Co., Ltd. for $1.9 million. As the Company already held a controlling interest, the purchase was accounted for as an equity transaction. For the nine months ended September 30, 2014, the Company recognized a reduction in paid-in capital of $1.6 million for the excess of par value of the purchase of the noncontrolling shares.

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
As a result of the Company's completion of its IPO, the Company recognized $4.6 million of stock-based compensation expense during the second quarter of 2015 associated with performance-based awards previously granted under the Company's 2012 Equity Incentive Plan. This cumulative catch-up was recognized once satisfaction of the performance condition within the awards became probable. As the awards remained subject to a market condition, the performance-based awards remained unvested as of June 30, 2015.
During the third quarter of 2015 the Company recognized $11.3 million of additional stock-based compensation expense related to time-based and performance-based awards previously granted to management personnel. These awards contained a market condition in which the vesting of the awards was accelerated upon the satisfaction of the market condition. Based upon the trading price of the Company's common stock subsequent to the IPO, the market condition was satisfied which resulted in the vesting of the awards in July of 2015 and the Company's recognition of all previously unrecognized stock-based compensation expense associated with these awards.
9. Derivative Financial Instruments
In the normal course of business, including the purchasing of materials and selling of products, the Company is exposed to certain risks related to fluctuations in foreign currency exchange rates. The Company uses foreign currency forward contracts to manage risks from these market fluctuations. The Company currently hedges its risk relative to fluctuations in the Canadian dollar and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $18.3 million at September 30, 2015 and $29.3 million at December 31, 2014. As of September 30, 2015, all of the Company’s outstanding instruments mature within the next 10 months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was de minimis at September 30, 2015 and $3.1 million at December 31, 2014 which is included in other current liabilities.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Derivative Financial Instruments (continued)

The following table provides the effect of the Company’s designated cash flow hedges on the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three months ended September 30, 2015:
Foreign exchange contract	$0.2	$(0.8)
Three months ended September 30, 2014:
Foreign exchange contract	$(2.3)	$(0.6)

Nine months ended September 30, 2015:
Foreign exchange contract	$(0.5)	$(2.9)
Nine months ended September 30, 2014:
Foreign exchange contract	$(1.4)	$(2.4)
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in loss on currency translation or cost of sales within the Company's Condensed Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the derivative instruments was immaterial for all periods presented. At September 30, 2015, deferred losses of $0.7 million on derivative instruments included in accumulated other comprehensive income (loss) are expected to be reclassified into earnings during the next 12 months. During the three months ended September 30, 2015 and 2014, the Company recorded a net loss of $0.8 million and $0.6 million, respectively, related to the settlement of forward contracts which were designated as cash flow hedges. During the nine months ended September 30, 2015 and 2014, the Company recorded a net loss of $2.9 million and $2.4 million, respectively, related to the settlement of forward contracts which were designated as cash flow hedges.
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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivatives instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 were as follows:

	Total	Level 1	Level 2	Level 3
	(in millions)
September 30, 2015
Foreign currency forward contracts (liability position)	$—	$—	$—	$—
December 31, 2014
Foreign currency forward contracts (liability position)	$3.1	$—	$3.1	$—

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Derivative Financial Instruments (continued)

The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the three months ended September 30, 2015 and 2014, the Company recognized a loss of $0.2 million and a gain of $0.2 million, respectively, related to changes in fair value of these derivative instruments not designated as hedges. During the nine months ended September 30, 2015 and 2014, the Company recognized a gain of $0.1 million and $0.3 million, respectively, related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Condensed Consolidated Statements of Operations and are classified within loss on currency translation. The fair value of these derivative instruments not designated as hedges at September 30, 2015 was de minimis.
10. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at June 30, 2014	$(8.8)	$(1.8)	$0.5	$(10.1)
Other comprehensive (loss) income before reclassifications	(15.8)	0.1	(2.3)	(18.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.5	0.5
Other comprehensive (loss) income	(15.8)	0.1	(1.8)	(17.5)
Balance at September 30, 2014	$(24.6)	$(1.7)	$(1.3)	$(27.6)

Balance at June 30, 2015	$(66.0)	$(5.1)	$(1.7)	$(72.8)
Other comprehensive (loss) income before reclassifications	(21.8)	(0.2)	0.2	(21.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.8	0.8
Other comprehensive (loss) income	(21.8)	(0.2)	1.0	(21.0)
Balance at September 30, 2015	$(87.8)	$(5.3)	$(0.7)	$(93.8)

Balance at December 31, 2013	$3.7	$(1.5)	$(1.8)	$0.4
Other comprehensive loss before reclassifications	(28.3)	(0.2)	(1.4)	(29.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1.9	1.9
Other comprehensive (loss) income	(28.3)	(0.2)	0.5	(28.0)
Balance at September 30, 2014	$(24.6)	$(1.7)	$(1.3)	$(27.6)

Balance at December 31, 2014	$(45.4)	$(5.6)	$(3.1)	$(54.1)
Other comprehensive income (loss) before reclassifications	(42.4)	0.3	(0.4)	(42.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2.8	2.8
Other comprehensive (loss) income	(42.4)	0.3	2.4	(39.7)
Balance at September 30, 2015	$(87.8)	$(5.3)	$(0.7)	$(93.8)

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Accumulated Other Comprehensive Income (Loss) (continued)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2015 and 2014:

	Classification	Three Months Ended September 30,
	of Expense	2015	2014
		(in millions)
Derivative financial instruments:
Loss on derivative financial instruments	(a)	$(0.8)	$(0.6)
Tax benefit	(b)	—	0.1
Total reclassifications from accumulated other comprehensive income (loss)		$(0.8)	$(0.5)

	Classification	Nine Months Ended September 30,
	of Expense	2015	2014
		(in millions)
Derivative financial instruments:
Loss on derivative financial instruments	(a)	$(2.9)	$(2.4)
Tax benefit	(b)	0.1	0.5
Total reclassifications from accumulated other comprehensive income (loss)		$(2.8)	$(1.9)

(a)	Amount is included in cost of sales and loss on currency translation in the Company's Condensed Consolidated Statements of Operations.

(b)	These amounts are included in income tax expense in the Company's Condensed Consolidated Statements of Operations.
11. Warranty Reserves
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and is periodically adjusted to reflect actual experience.
The following tables summarize changes in the Company’s warranty reserves. Accrued warranty reserves are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Balance at beginning of period	$8.3	$8.6	$8.6	$8.5
Warranty expense	1.1	1.4	2.5	3.8
Warranty assumed as a result of acquisitions	—	—	—	0.5
Warranty claims paid	(0.7)	(0.7)	(2.3)	(3.5)
Foreign currency translation adjustments	(0.4)	(0.3)	(0.5)	(0.3)
Balance at end of period	$8.3	$9.0	$8.3	$9.0
12. Restructuring Reserves

The Company recorded severance expense of $1.9 million and $6.0 million during the three and nine months ended September 30, 2015, respectively, related to the Company's organizational redesign initiatives in Europe including the consolidation of certain manufacturing operations to the Czech Republic. These amounts are included within other expense, net in the Company's Condensed Consolidated Statements of Operations and are expected to be substantially paid in cash by June 30, 2016. The total remaining liability under these severance-related actions, which is included within other current liabilities in the Company's Condensed Consolidated Balance Sheets, was $3.3 million as of September 30, 2015 compared to $3.2 million as of June 30, 2015. Total severance expense for the nine months ended September 30, 2015, by segment, is as follows: Advanced Plastic Processing Technologies, $1.2 million; Melt Delivery and Control Systems, $2.7 million; Fluid Technologies, $2.1 million.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Related-Party Transaction
The Company executed an advisory services and monitoring agreement with CCMP Capital Advisors, LLC ("CCMP") on April 30, 2012 that provides a quarterly advisory fee to CCMP. The Company incurred $0.1 million of expense for the three months ended September 30, 2014, and $0.3 million and $0.4 million of expense for the nine months ended September 30, 2015 and 2014, respectively, related to the advisory services and monitoring agreement and these costs are included within selling, general and administrative expenses within the Company's Condensed Consolidated Statements of Operations. In connection with the Company's IPO, the advisory services and monitoring agreement between the Company and CCMP was terminated.
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
The following table summarizes total assets by segment:

	September 30, 2015	December 31, 2014
	(in millions)
Advanced Plastic Processing Technologies	$470.6	$460.9
Melt Delivery and Control Systems	1,053.9	1,112.1
Fluid Technologies	145.8	150.2
Corporate	59.1	67.5
Total assets	$1,729.4	$1,790.7
The following table summarizes long-lived assets by segment:

	September 30, 2015	December 31, 2014
	(in millions)
Advanced Plastic Processing Technologies	$105.6	$98.3
Melt Delivery and Control Systems	91.6	97.6
Fluid Technologies	15.5	17.1
Corporate	5.4	3.9
Total long-lived assets	$218.1	$216.9
The following tables summarize segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$168.8	$179.2	$490.1	$489.5
Melt Delivery and Control Systems	94.0	102.2	295.2	304.0
Fluid Technologies	29.9	33.2	87.9	97.3
Total net sales to external customers	$292.7	$314.6	$873.2	$890.8

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Business Segment Information (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$15.8	$15.5	$39.8	$33.5
Melt Delivery and Control Systems	10.3	11.0	33.6	44.2
Fluid Technologies	2.7	4.0	9.3	9.1
Corporate	(17.8)	(9.7)	(44.7)	(25.9)
Total operating earnings	$11.0	$20.8	$38.0	$60.9
Capital expenditures:
Advanced Plastic Processing Technologies	$5.8	$6.5	$22.3	$14.1
Melt Delivery and Control Systems	5.9	2.0	15.2	9.2
Fluid Technologies	0.2	0.9	0.5	1.2
Corporate	1.0	0.2	1.7	1.2
Total capital expenditures	$12.9	$9.6	$39.7	$25.7
Depreciation and amortization:
Advanced Plastic Processing Technologies	$4.5	$5.7	$14.9	$16.7
Melt Delivery and Control Systems	8.6	10.1	26.8	29.7
Fluid Technologies	1.6	2.2	5.0	6.8
Corporate	0.1	0.1	0.3	0.1
Total depreciation and amortization	$14.8	$18.1	$47.0	$53.3
The following tables summarize net sales to external customers and long-lived assets by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net sales to external customers:
United States	$145.9	$153.3	$418.8	$408.5
Rest of World	146.8	161.3	454.4	482.3
Total net sales to external customers	$292.7	$314.6	$873.2	$890.8

	September 30, 2015	December 31, 2014
	(in millions)
Long-lived assets
United States	$73.5	$72.8
Rest of World	144.6	144.1
Total long-lived assets	$218.1	$216.9
15. Subsequent Events
On November 5, 2015, the Company, through an indirect wholly-owned subsidiary ("Merger Sub"), entered into a Merger Agreement with CanGen Holdings, Inc. ("CanGen") and CHB Capital Partners III, L.P. In accordance with the Merger Agreement, Merger Sub will merge with and into CanGen (the "Merger"), with CanGen surviving the Merger as an indirect wholly-owned subsidiary of the Company. CanGen supplies highly engineered aftermarket process control components for extrusion and injection molding applications. The aggregate purchase price of $22.5 million will be subject to an adjustment following the closing based on actual levels of CanGen's cash, indebtedness and working capital at closing. The Company expects this transaction to close during the fourth quarter of 2015.

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

Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 61% of total fiscal 2014 sales and 62% and 63% of our sales for the three and nine months ended September 30, 2015, respectively. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.

We have over 27,000 customers globally, made up of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 54% in North America, 20% in Europe, 9% in China, 7% in India and 10% in the rest of the world for the nine months ended September 30, 2015.

Global population growth, coupled with continued urbanization, increased purchasing power and improved lifestyle in emerging markets has resulted in greater demand for a broad range of finished plastic products in many segments of the economy, including automotive, construction and consumer products. We believe that our strong global presence positions us well to capture a portion of this growth. Milacron has made significant investments in China and India in order to capitalize on the projected growth rates of the plastic business in these markets. We plan to continue to expand our manufacturing capabilities while also increasing our technical, marketing and sales efforts. In Central and South America, Southeast Asia and Eastern Europe, we are building capabilities and working on creating new relationships to support this growth. We also continue to strategically reorganize our manufacturing base in order to shift resources to high growth geographic markets.
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

Cost Reduction Initiatives

Milacron’s organizational redesign and cost reduction initiatives are in the process of being implemented and are expected to yield approximately $35 million of annual run-rate cost savings by the end of 2017. In fiscal 2014, Milacron incurred approximately $13 million of one-time costs related to these projects and expects to incur approximately $21 million of costs related to these projects in fiscal 2015. During the three and nine months ended September 30, 2015, approximately $5 million and $16 million of costs were incurred related to these projects, respectively.

Milacron also has low-cost country sourcing initiatives and other third-party supplier cost reduction projects being implemented which are estimated to yield $10 million to $12 million of annual run-rate cost savings by the end of 2015. These savings will be used to offset material and labor inflation across the business.

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

Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 67% of APPT sales in North America, demand is also impacted by customers bringing manufacturing operations back to North America.

Capacity and Capital Investment. Capital expenditures in our APPT business were $22.9 million in fiscal 2014, of which approximately 44% related to capacity expansion for the production of plastic processing equipment. During the nine months ended September 30, 2015, capital expenditures in APPT totaled $22.3 million, of which 63% relates to the expansion of our facilities, primarily in Europe to facilitate the announced move of our production facility in Italy to the Czech Republic.

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

Cost Structure. Our APPT segment is focused on optimizing our global manufacturing and back-office infrastructure to maximize operating efficiencies and minimize fixed cost structure.

Melt Delivery and Control Systems

The key factors affecting our MDCS segment results include demand for hot runner systems and hot halves, mold bases, components, capacity and capital investment, raw material inputs and cost structure.

Demand. Consistent with historical periods, according to an October 2015 Interconnection Consulting report, the hot runner market is expected to grow faster than the overall global economy based on macro-economic drivers involving product life cycles, demographics, technology conversion and greater use of plastic. Demand within the hot runner market is driven more by the frequency of product design changes and model refreshes than by end product volume, because hot runner systems are typically custom ordered for each new product mold, representing a critical factor in the market’s resiliency during economic cycles.

Capacity and Capital Investment. Capital expenditures in our MDCS segment were $15.8 million in fiscal 2014, of which approximately $6.0 million of capital spending related to capacity expansion primarily in Asia and North America. During the nine months ended September 30, 2015, capital expenditures in MDCS totaled $15.2 million, of which 30% was incurred to expand capacity in the Czech Republic, in part to facilitate the announced move of our Belgium warehouse to the Czech Republic.

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
New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders in the third quarter of 2015 were $275.2 million, a decrease of $37.6 million, or 12.0%, compared to $312.8 million in the third quarter of 2014. Excluding $18.7 million of unfavorable effects of foreign currency movements, new orders decreased 6.0% compared to the prior period. Order decline was primarily impacted by lower demand within our equipment and hot runner system markets partially offset by strength in aftermarket, parts and service.
New orders in the first nine months of 2015 were $875.7 million, a decrease of $50.4 million, or 5.4%, compared to $926.1 million in the first nine months of 2014. Excluding $52.8 million of unfavorable effects of foreign currency movements, new orders increased 0.3% compared to the prior period. New orders were primarily impacted by the softening of the business during the third quarter.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at September 30, 2015 was $220.8 million, a decrease of $7.1 million from December 31, 2014 and a decrease of $26.6 million from September 30, 2014. Excluding $10.3 million of unfavorable effects of foreign currency movements, backlog decreased 6.6% compared to September 30, 2014. The decrease in our backlog compared to September 30, 2014 is primarily driven by lower demand volumes and the mix of capital and consumable spending within our customer base. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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
Executive Overview
For the third quarter of 2015, we reported sales of $292.7 million, operating earnings of $11.0 million and a net loss attributable to Milacron Holdings Corp. of $11.2 million. This compares to sales of $314.6 million, operating earnings of $20.8 million and a net loss attributable to Milacron Holdings Corp. of $3.9 million for the third quarter of 2014. Excluding $17.3 million of unfavorable effects of foreign currency movements, sales decreased 1.5% compared to the prior period. The net loss during the third quarter of 2015 includes $11.3 million of additional stock-based compensation expense associated with the accelerated vesting of certain stock-based awards during the third quarter. During the third quarter of 2015, we generated $54.0 million in adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), or 18.4% of sales, compared to $51.9 million in Adjusted EBITDA, or 16.5% of sales, in the third quarter of 2014. Adjusted EBITDA was impacted by lower volume during the quarter offset by benefits from the continued execution of our cost reduction initiatives.
For the first nine months of 2015, we reported sales of $873.2 million, operating earnings of $38.0 million and a net loss attributable to Milacron Holdings Corp. of $54.3 million. This compares to sales of $890.8 million, operating earnings of $60.9 million and a net loss attributable to Milacron Holdings Corp. of $14.2 million for the first nine months of 2014. Excluding $52.7 million of unfavorable effects of foreign currency movements, sales increased 3.9% compared to the prior period. The net loss during the first nine months of 2015 was primarily driven by the $22.2 million loss on the early extinguishment of debt and $18.9 million of additional stock-based compensation expense recognized in connection with our IPO and the accelerated vesting of certain awards. We generated $154.5 million in Adjusted EBITDA, or 17.7% of sales, during the first nine months of 2015 compared to $137.7 million in Adjusted EBITDA, or 15.5% of sales, during the first nine months of 2014. Adjusted EBITDA was impacted by lower volume during the third quarter offset by cost reduction initiatives started in 2014 and continuing during the first nine months of 2015.
APPT

Our APPT segment generated $168.8 million in revenue and $21.3 million in Adjusted EBITDA, or 12.6% of sales, before corporate expenses, for the third quarter of 2015 compared to $179.2 million in revenue and $22.5 million in Adjusted EBITDA, or 12.6% of sales, before corporate expenses, in the same period in 2014. Excluding $6.3 million of unfavorable effects of foreign currency movements, sales decreased 2.3% compared to the prior period.

For the nine months ended September 30, 2015, APPT generated $490.1 million in revenue and $62.0 million in Adjusted EBITDA, or 12.7% of sales, before corporate expenses, compared to $489.5 million in revenue and $52.1 million in Adjusted EBITDA, or 10.6% of sales, before corporate expenses, in the same period in 2014. Excluding $19.4 million of unfavorable effects of foreign currency movements, sales increased 4.1% compared to the prior period.

MDCS

Our MDCS segment generated $94.0 million in revenue and $29.5 million in Adjusted EBITDA, or 31.4% of sales, before corporate expenses, for the third quarter of 2015 compared to $102.2 million in revenue and $28.6 million in Adjusted EBITDA, or 28.0% of sales, before corporate expenses, in the same period in 2014. Excluding $7.5 million of unfavorable effects of foreign currency movements, sales decreased 0.7% compared to the prior period.

For the nine months ended September 30, 2015, MDCS generated $295.2 million in revenue and $89.0 million in Adjusted EBITDA, or 30.1% of sales, before corporate expenses, compared to $304.0 million in revenue and $83.4 million in Adjusted EBITDA, or 27.4% of sales, before corporate expenses, in the same period in 2014. Excluding $23.2 million of unfavorable effects of foreign currency movements, sales increased 4.7% compared to the prior period.

Fluids

Our Fluids segment generated $29.9 million in revenue and $6.7 million in Adjusted EBITDA, or 22.4% of sales, before corporate expenses, for the third quarter of 2015 compared to $33.2 million in revenue and $6.5 million in Adjusted EBITDA, or 19.6% of sales, before corporate expenses, in the same period in 2014. Excluding $3.5 million of unfavorable effects of foreign currency movements, sales increased 0.6% compared to the prior period.

For the nine months ended September 30, 2015, Fluids generated $87.9 million in revenue and $18.1 million in Adjusted EBITDA, or 20.6% of sales, before corporate expenses, compared to $97.3 million in revenue and $17.1 million in Adjusted EBITDA, or 17.6% of sales, before corporate expenses, in the same period in 2014. Excluding $10.1 million of unfavorable effects of foreign currency movements, sales increased 0.7% compared to the prior period.

In the first nine months of 2015, cash decreased $7.0 million primarily due to capital expenditures, payments on our debt and the effects of foreign currency translation. Operating activities used $5.7 million of cash in the first nine months of 2015 compared to using $4.2 million of cash in the same period of 2014. The overall decrease in cash from 2014 was primarily driven by the $13.8 million premium paid in the second quarter of 2015 to redeem the senior secured notes due 2019 (the "Senior Secured Notes"). Investing activities used $38.7 million in the first nine months of 2015 primarily due to capital expenditures. Financing activities generated $41.6 million in the first nine months of 2015 primarily as a result of the net effect of the proceeds from our IPO, debt refinancing and dividends paid to shareholders.

Cash on hand at September 30, 2015 was $74.5 million, and we had approximately $106.6 million available for borrowing under our asset-based and other credit facilities.
Results of Operations
Comparison of the Three Months and Nine Months Ended September 30, 2015 and 2014
The following table summarizes the results of operations for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net sales	$292.7	$314.6	$873.2	$890.8
Cost of sales	191.4	206.3	569.8	581.4
Manufacturing margins	101.3	108.3	303.4	309.4
Operating expenses:
Selling, general and administrative expenses	69.2	69.3	207.5	204.6
Amortization expense	8.7	11.2	27.3	33.2
Loss on currency translation	8.7	6.5	18.6	8.8
Other expense, net	3.7	0.5	12.0	1.9
Total operating expenses	90.3	87.5	265.4	248.5
Operating earnings	11.0	20.8	38.0	60.9
Interest expense, net	15.6	18.5	52.4	56.1
Loss on debt extinguishment	—	—	22.2	3.4
(Loss) earnings before income taxes	(4.6)	2.3	(36.6)	1.4
Income tax expense	6.6	6.2	17.7	15.7
Net loss	(11.2)	(3.9)	(54.3)	(14.3)
Net loss attributable to noncontrolling interest	—	—	—	0.1
Net loss attributable to Milacron Holdings Corp.	$(11.2)	$(3.9)	$(54.3)	$(14.2)

Net Sales
Sales for the three months ended September 30, 2015 were $292.7 million compared to $314.6 million for the three months ended September 30, 2014, a decrease of $21.9 million, or 7.0%. Excluding $17.3 million of unfavorable effects of foreign currency movements, sales decreased 1.5% compared to the prior period. Sales in our APPT and MDCS segments decreased in the third quarter as a result of lower volumes in equipment and hot runner sales partially offset by strength in aftermarket, parts and service.
For the nine months ended September 30, 2015, sales were $873.2 million compared to $890.8 million for the nine months ended September 30, 2014, a decrease of $17.6 million, or 2.0%. Excluding $52.7 million of unfavorable effects of foreign currency movements, sales increased 3.9% in the first nine months of 2015. Sales benefited from growth in our APPT and MDCS business segments driven by higher revenue in North America, Europe and Asia.
The following table sets forth our sales by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$168.8	$179.2	$490.1	$489.5
Melt Delivery and Control Systems	94.0	102.2	295.2	304.0
Fluid Technologies	29.9	33.2	87.9	97.3
Total	$292.7	$314.6	$873.2	$890.8
APPT
Sales for the APPT segment for the three months ended September 30, 2015 were $168.8 million compared to $179.2 million for the three months ended September 30, 2014, a decrease of $10.4 million, or 5.8%. Excluding $6.3 million of unfavorable effects of foreign currency movements, sales decreased 2.3% compared to the prior period. Sales decreased during the quarter in Europe offsetting higher sales within North America within the automotive industry.
Sales for the APPT segment for the nine months ended September 30, 2015 were $490.1 million compared to $489.5 million for the nine months ended September 30, 2014, an increase of $0.6 million, or 0.1%. Excluding $19.4 million of unfavorable effects of foreign currency movements, sales increased 4.1% during the nine month period. Sales benefited from growth in the North America, Europe and India regions with an increase in sales to the automotive, packaging, consumer goods, electronics and telecom industries.
MDCS
Sales for the MDCS segment for the three months ended September 30, 2015 were $94.0 million compared to $102.2 million for the three months ended September 30, 2014, a decrease of $8.2 million, or 8.0%. Excluding $7.5 million of unfavorable effects of foreign currency movements, sales decreased 0.7% compared to the prior period. Sales decreased during the quarter in China and the Americas, offsetting higher sales in Europe. The decrease in China was driven by the electronics and packaging markets while the Americas recognized lower sales in the packaging industry.
Sales for the MDCS segment for the nine months ended September 30, 2015 were $295.2 million compared to $304.0 million for the nine months ended September 30, 2014, a decrease of $8.8 million, or 2.9%. Excluding $23.2 million of unfavorable effects of foreign currency movements, sales increased 4.7% during the nine month period. Sales benefited from growth in Europe with an increase in sales to the automotive market and in China with an increase in sales in the automotive and consumer goods industries.
FLUIDS
Sales for the Fluids segment for the three months ended September 30, 2015 were $29.9 million compared to $33.2 million for the three months ended September 30, 2014, a decrease of $3.3 million, or 9.9%. Excluding $3.5 million of unfavorable effects of foreign currency movements, sales increased 0.6% compared to the prior period on the same level of unit sales. Sales benefited from growth in Europe in the automotive and electronics industries, offset by a slowdown in oil and gas and heavy equipment.

Sales for the Fluids segment for the nine months ended September 30, 2015 were $87.9 million compared to $97.3 million for the nine months ended September 30, 2014, a decrease of $9.4 million, or 9.7%. Excluding $10.1 million of unfavorable effects of foreign currency movements, sales increased 0.7% during the nine month period on the same level of unit sales. Regionally, sales benefited from growth in Europe and Mexico.  End market segment growth was driven by automotive and electronics, offset by a slowdown in oil and gas and heavy equipment.
Cost of Sales
Cost of sales for the three months ended September 30, 2015 was $191.4 million compared to $206.3 million for the three months ended September 30, 2014, a decrease of $14.9 million, or 7.2%, primarily due to lower sales volumes.
Cost of sales for the nine months ended September 30, 2015 was $569.8 million compared to $581.4 million for the nine months ended September 30, 2014, a decrease of $11.6 million, or 2.0%, primarily due to lower sales volumes, low-cost country initiatives and other cost reduction initiatives.
Manufacturing Margins
Our manufacturing margin (or gross margin) for the three months ended September 30, 2015 was $101.3 million compared to $108.3 million for the three months ended September 30, 2014, a decrease of $7.0 million, or 6.5%.
Our manufacturing margin for the nine months ended September 30, 2015 was $303.4 million compared to $309.4 million for the nine months ended September 30, 2014, a decrease of $6.0 million, or 1.9%.
The manufacturing margin as a percent of sales for the three months ended September 30, 2015 was 34.6% compared to 34.4% for the three months ended September 30, 2014 and the manufacturing margin as a percent of sales for the nine months ended September 30, 2015 was 34.7% compared to 34.7% for the nine months ended September 30, 2014.
Manufacturing margins in 2015 are relatively flat compared to 2014. While the Company has realized material cost savings and benefits from cost reduction actions, these improvements have been partially offset by the effects of foreign currency translation and competitive pricing pressure on sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2015 were $69.2 million compared to $69.3 million for the three months ended September 30, 2014, a decrease of $0.1 million, or 0.1%. Selling, general and administrative expenses include an increase of $11.3 million in stock-based compensation costs associated with the accelerated vesting of certain awards and organizational redesign costs offset by lower variable selling expense and the benefit of cost reduction initiatives.
Selling, general and administrative expenses for the nine months ended September 30, 2015 were $207.5 million compared to $204.6 million for the nine months ended September 30, 2014, an increase of $2.9 million, or 1.4%. Selling, general and administrative expenses increased due to trade show expenses in North America and India, costs incurred related to preparing for our IPO, organizational redesign costs, and stock-based compensation expense associated with the accelerated vesting of certain awards. These expenses were offset by lower variable selling expense and the benefit of cost reduction initiatives.
Amortization Expense
Amortization expense related to intangible assets for the three months ended September 30, 2015 was $8.7 million compared to $11.2 million for the three months ended September 30, 2014, a decrease of $2.5 million, or 22.3%. Amortization expense related to intangible assets for the nine months ended September 30, 2015 was $27.3 million compared to $33.2 million for the nine months ended September 30, 2014, a decrease of $5.9 million, or 17.8%. The decrease in both periods is primarily related to accelerated amortization methods on our intangible assets subject to amortization as well as favorable foreign currency translation effects.
Loss on Currency Translation
The loss on currency translation for the three months ended September 30, 2015 was $8.7 million compared to a loss of $6.5 million for the three months ended September 30, 2014, an increase in the loss of $2.2 million, or 33.8%. The loss on currency translation for the nine months ended September 30, 2015 was $18.6 million compared to $8.8 million for the nine months ended September 30, 2014, an increase in the loss of $9.8 million, or 111.4%. The losses primarily relate to the non-cash translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters Luxembourg Holdings S.à r.l ("Mold-Masters").

Other Expense, Net
Other expense, net for the three months ended September 30, 2015 was $3.7 million compared to $0.5 million for the three months ended September 30, 2014, an increase of $3.2 million. Other expense, net for the nine months ended September 30, 2015 was $12.0 million compared to $1.9 million for the nine months ended September 30, 2014, an increase of $10.1 million. The increases were principally driven by expenses incurred in conjunction with our organizational redesign initiatives in Europe as well as the $2.2 million impairment on certain trademarks incurred during the second quarter of 2015 which were discontinued as a result of our recent branding initiative.
Operating Earnings
Operating earnings for the three months ended September 30, 2015 were $11.0 million compared to $20.8 million for the three months ended September 30, 2014, a decrease of $9.8 million, or 47.1%. The decrease is mainly attributable to lower sales volumes during the quarter, an increase in stock-based compensation costs associated with the accelerated vesting of certain awards and costs incurred related to our organizational redesign initiatives.
Operating earnings for the nine months ended September 30, 2015 were $38.0 million compared to $60.9 million for the nine months ended September 30, 2014, a decrease of $22.9 million, or 37.6%. The decrease is mainly attributable to lower sales volumes during the third quarter, an increase in costs to prepare for our IPO, acceleration of stock-based compensation expense, costs incurred related to our organizational redesign initiatives, and an impairment of certain trademarks discontinued as a result of our recent branding initiative.
Interest Expense, Net
Interest expense, net of interest income, for the three months ended September 30, 2015 was $15.6 million compared to $18.5 million for the three months ended September 30, 2014, a decrease of $2.9 million, or 15.7%. The decrease was primarily due to the decrease in our average indebtedness during 2015 when compared to the same period in 2014.
Interest expense, net of interest income, for the nine months ended September 30, 2015 was $52.4 million compared to $56.1 million for the nine months ended September 30, 2014, a decrease of $3.7 million, or 6.6%. The decrease was primarily due to the decrease in our average indebtedness during 2015 when compared to the same period in 2014. Interest expense during the first nine months of 2015 was impacted by changes in our credit facilities including our senior secured term loan facility due September 2020 (the "New Term Loan Facility") that was entered into on May 15, 2015.
Loss on Debt Extinguishment
Loss on debt extinguishment was $22.2 million for the nine month period ended September 30, 2015. The loss on debt extinguishment for this period is principally related to the $13.8 million premium paid upon the repayment of our 8.375% senior secured noted due 2019 (the "Senior Secured Notes") as well as the related write-off of deferred financing costs during the period. Loss on debt extinguishment was $3.4 million for the nine month period ended September 30, 2014. The loss on debt extinguishment during the nine months ended September 30, 2014 relates to the premium paid for the early extinguishment of $55.0 million of our Senior Secured Notes as well as the related write-off of deferred financing costs during the period. Additionally, we recognized a loss of $0.5 million related to the write-off of previously deferred financing costs associated with our senior secured term loan facility due March 2020 (the "Term Loan Facility") during the nine month period ended September 30, 2014.
Income Tax Expense
Income tax expense for the three months ended September 30, 2015 was $6.6 million compared to $6.2 million for the three months ended September 30, 2014, an increase of $0.4 million. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
Income tax expense for the nine months ended September 30, 2015 was $17.7 million compared to $15.7 million for the nine months ended September 30, 2014, an increase of $2.0 million. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
Non-GAAP Financial Measures
We prepare our financial statements in conformity with United States generally accepted accounting principles (U.S. GAAP). To supplement this information, we also use the following non-GAAP financial measures: Adjusted EBITDA and Adjusted Net Income. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA
Adjusted EBITDA represents net income before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP, is not a measure of financial condition or profitability, and should not be considered as an alternative to net earnings (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP or any other performance measure derived in accordance with U.S. GAAP and should not be construed as an inference that our future results will be unaffected by unusual non-recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not include certain cash requirements such as interest payments, tax payments, debt service requirements and certain other cash costs that may recur in the future.
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

The following is a reconciliation of net loss attributable to Milacron Holdings Corp., the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net loss attributable to Milacron Holdings Corp.	$(11.2)	$(3.9)	$(54.3)	$(14.2)
Amortization expense	8.7	11.2	27.3	33.2
Currency effect on intercompany advances (a)	9.4	7.0	19.6	6.8
Organizational redesign costs (b)	4.9	2.0	15.8	5.4
Long-term equity options and shareholder fees (c)	12.3	1.3	23.4	4.1
Debt costs (d)	0.1	—	23.2	4.1
Acquisition integration costs (e)	(0.3)	1.3	3.2	2.8
Professional services (f)	1.6	1.4	4.3	2.4
Business combination costs (g)	—	—	—	1.1
Other (h)	0.2	—	2.2	0.1
Adjusted Net Income	25.7	20.3	64.7	45.8
Income tax expense	6.6	6.2	17.7	15.7
Interest expense, net	15.6	18.5	52.4	56.1
Depreciation expense	6.1	6.9	19.7	20.1
Adjusted EBITDA	$54.0	$51.9	$154.5	$137.7

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances associated with the acquisition of Mold-Masters.

(b)
Organizational redesign costs in the three months ended September 30, 2015 primarily included $1.5 million of severance and $0.8 million of one-time project costs related to the restructuring of Fluids in Europe, $1.0 million for termination costs as a result of eliminated positions, $0.5 million of costs related to the restructuring of the procurement organization, and $0.4 million of costs related to relocating our facility in Italy to the Czech Republic. Organizational redesign costs in the nine months ended September 30, 2015 primarily included $3.8 million of severance and $2.9 million of one-time project costs related to relocating our facilities in Belgium and Italy to the Czech Republic, $3.3 million for termination costs as a result of eliminated positions, $2.8 million of costs related to the restructuring of Fluids in Europe, and $0.7 million of costs related to the restructuring of the procurement organization. Organizational redesign costs during the three months ended September 30, 2014 included $0.8 million of costs related to the shutdown of facilities, $0.6 million of costs for the transition of positions to low-cost countries, and $0.3 million of costs for changes in the executive management team. Organizational redesign costs during the nine months ended September 30, 2014 included $1.4 million of costs for the transition of positions to low-cost countries, $1.4 million of costs related to the shutdown of facilities, and $1.3 million of costs for changes in the executive management team.

(c)
Long-term equity options and shareholder fees include the non-cash charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the three and nine months ended September 30, 2015 and 2014. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)
Debt costs incurred during the nine months ended September 30, 2015 included $22.2 million of debt extinguishment costs and $0.9 million of fees related to the new senior secured term loan facility due September 2020. Debt costs incurred during the nine months ended September 30, 2014 included a $2.9 million loss on the early extinguishment of a portion of our Senior Secured Notes. The loss consists of a $1.6 million premium paid for the early extinguishment and $1.3 million of previously deferred financing costs. In the nine months ended September 30, 2014, we also expensed $0.5 million of previously deferred financing costs and incurred $0.7 million of fees to increase the Term Loan Facility.

(e)
Acquisition integration costs in the three months ended September 30, 2015 included a $0.4 million gain for an adjustment to an accrued incentive payment. In the nine months ended September 30, 2015, we incurred $1.5 million of costs to introduce the integration and new branding of all Milacron companies. In addition, acquisition integration costs in the nine months ended September 30, 2015 included $1.5 million of costs related to the Kortec, Inc. ("Kortec"), TIRAD s.r.o. ("TIRAD") and Mold-Masters acquisitions for product line integration and other strategic alignment initiatives. Acquisition integration costs in the three and nine months ended September 30, 2014 primarily included travel, consulting services and severance costs for the acquisitions of Kortec, TIRAD and Mold-Masters.

(f)
Professional fees related to operational efficiency, business development, and other one-time advisory projects in the three and nine months ended September 30, 2015 included $0.4 million and $2.6 million of fees for readiness initiatives associated with our IPO and $0.7 million and $1.0 million of costs for strategic organizational initiatives, respectively. Professional fees in the three months ended September 30, 2014, included $0.9 million of costs related to strategic organizational initiatives and $0.5 million of costs related to certain advisory services for readiness initiatives associated with our IPO. Professional fees in the nine months ended September 30, 2014, included $1.5 million of costs related to strategic organizational initiatives and $0.9 million of costs related to certain advisory services for readiness initiatives associated with our IPO.

(g)	Business combination costs relate to certain professional, audit and other fees related to the acquisitions of Kortec, TIRAD, and certain other smaller acquisitions.

(h)	Other costs for the nine months ended September 30, 2015 include a non-cash charge of $2.2 million related to the impairment of certain trademarks.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating earnings:
APPT	$15.8	$15.5	$39.8	$33.5
MDCS	10.3	11.0	33.6	44.2
Fluids	2.7	4.0	9.3	9.1
Corporate	(17.8)	(9.7)	(44.7)	(25.9)
Total operating earnings	11.0	20.8	38.0	60.9
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	4.5	5.7	14.9	16.7
Net earnings attributable to noncontrolling interest	—	—	—	0.1
Organizational redesign costs (b)	1.0	1.0	4.0	1.4
Acquisition integration costs (e)	—	0.3	0.9	0.3
Professional services (f)	—	—	0.2	—
Other (h)	—	—	2.2	0.1
Total APPT Adjustments	5.5	7.0	22.2	18.6
MDCS Adjustments:
Depreciation and amortization	8.6	10.1	26.8	29.7
Currency effect on intercompany advances (a)	9.4	7.0	19.4	6.7
Organizational redesign costs (b)	1.1	0.1	7.2	1.0
Acquisition integration costs (e)	(0.4)	0.4	1.7	1.5
Professional services (f)	0.3	—	0.3	0.3
Other (h)	0.2	—	—	—
Total MDCS Adjustments	19.2	17.6	55.4	39.2
Fluids Adjustments:
Depreciation and amortization	1.6	2.2	5.0	6.8
Organizational redesign costs (b)	2.4	0.3	3.7	1.2
Professional services (f)	—	—	0.1	—
Total Fluids Adjustments	4.0	2.5	8.8	8.0
Corporate Adjustments:
Depreciation and amortization	0.1	0.1	0.3	0.1
Currency effect on intercompany advances (a)	—	—	0.2	0.1
Organizational redesign costs (b)	0.4	0.6	0.9	1.8
Long-term equity options and shareholder fees (c)	12.3	1.3	23.4	4.1
Debt costs (d)	0.1	—	1.0	0.7
Acquisition integration costs (e)	0.1	0.6	0.6	1.0
Professional services (f)	1.3	1.4	3.7	2.1
Business combination costs (g)	—	—	—	1.1
Total Corporate Adjustments	14.3	4.0	30.1	11.0
Adjusted EBITDA:
APPT	21.3	22.5	62.0	52.1
MDCS	29.5	28.6	89.0	83.4
Fluids	6.7	6.5	18.1	17.1
Corporate	(3.5)	(5.7)	(14.6)	(14.9)
Total Adjusted EBITDA	$54.0	$51.9	$154.5	$137.7

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances associated with the acquisition of Mold-Masters within the MDCS segment.

(b)
Organizational redesign costs in APPT in the three months ended September 30, 2015 included $0.4 million of costs related to relocating our facility in Italy to the Czech Republic and $0.2 million of costs related to the restructuring of the procurement organization. Organizational redesign costs incurred in MDCS in the three months ended September 30, 2015 included $0.8 million for termination costs as a result of eliminated positions. Organizational redesign costs incurred in Fluids during the three months ended September 30, 2015 included $1.5 million of severance and $0.8 million of one-time project costs related to restructuring in Europe. In the nine months ended September 30, 2015, organizational redesign costs in the APPT and MDCS segments included $2.0 million and $4.7 million for costs related to relocating our facilities in Italy and Belgium to the Czech Republic, respectively. As incurred at the respective segments, organizational redesign costs in the nine months ended September 30, 2015 included $3.3 million for termination costs as a result of eliminated positions. Organizational redesign costs for Fluids during the nine months ended September 30, 2015 included $2.8 million of severance and one-time project costs related to restructuring in Europe. Organizational redesign costs in the three months ended September 30, 2014 for APPT included $0.7 million for costs due to the shutdown of facilities. Organization redesign costs in the three months ended September 30, 2014 for APPT and Corporate included $0.3 million of costs at each segment related to the transition of positions to low-cost countries. For the nine months ended September 30, 2014, organizational redesign costs for APPT included $1.1 million due to the shutdown of facilities. Organizational redesign costs for Fluids and Corporate in the nine months ended September 30, 2014 included $1.3 million of costs for changes in the executive management team. Across all segments, costs for the nine months ended September 30, 2014 included $1.4 million of costs for the transition of positions to low-cost countries.

(c)
Long-term equity options and shareholder fees in Corporate included the non-cash charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP during the nine months ended September 30, 2015 and 2014. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)
Debt costs incurred during the nine months ended September 30, 2015 included $0.9 million of fees related to the New Term Loan Facility. Debt costs incurred during the nine months ended September 30, 2014 included $0.7 million of fees to increase the Term Loan Facility.

(e)
Acquisition integration costs for MDCS in the three months ended September 30, 2015 included a $0.4 million gain for an adjustment to an accrued incentive payment. Acquisition integration costs for MDCS in the nine months ended September 30, 2015 included $1.5 million related to the Kortec, TIRAD and Mold-Masters acquisitions for product line integration and other strategic alignment initiatives. In addition, APPT and Corporate acquisition integration costs for the nine months ended September 30, 2015 included $0.7 million and $0.6 million of one-time costs to introduce the integration and new branding of all Milacron companies, respectively. Acquisition integration costs for MDCS in the three and nine months ended September 30, 2014 primarily included $0.4 million and $1.4 million, respectively, for the Kortec, TIRAD and Mold-Masters acquisitions.

(f)
Professional fees incurred by Corporate in the three and nine months ended September 30, 2015 included $0.3 million and $2.4 million for readiness initiatives related to our IPO, respectively. In addition, professional fees incurred by Corporate in the three and nine months ended September 30, 2015 included $0.6 million and $0.9 million of costs for strategic organizational initiatives, respectively. In the three months ended September 30, 2014, professional fees incurred by Corporate included $0.5 million for readiness initiatives associated with our IPO and $0.9 million for strategic organizational initiatives. In the nine months ended September 30, 2014, professional fees by Corporate included $0.9 million for readiness initiatives associated with our IPO and $1.2 million for strategic organizational initiatives.

(g)
Business combination costs for Corporate during the nine months ended September 30, 2014 relate to certain professional, audit and other fees related to the acquisitions of Kortec, TIRAD, and certain other smaller acquisitions.

(h)	Other costs in APPT for the nine months ended September 30, 2015 included a non-cash charge of $2.2 million related to the impairment of certain trademarks.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our ABL Facility and other foreign credit facilities. At September 30, 2015, we had cash and cash equivalents of $74.5 million, a decrease of $7.0 million from December 31, 2014. At September 30, 2015, we had $91.9 million of availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and $14.7 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest.
During the nine months ended September 30, 2015 we used $7.0 million of cash compared to $40.1 million in the nine months ended September 30, 2014. During 2015, cash was used primarily to pay dividends, fund capital expenditures, working capital growth, and redeem our Senior Secured Notes and our Term Loan Facility offset by the proceeds from our IPO and the New Term Loan Facility. During 2014, cash was used primarily to fund acquisitions, capital expenditures and working capital growth, offset in part by proceeds from the issuance of long-term debt, net of debt redemptions.
On April 30, 2012, we issued $275.0 million aggregate principal amount of Senior Secured Notes pursuant to an indenture, dated as of April 30, 2012; the notes mature on May 15, 2019. On March 28, 2013, we (i) entered into an amended and restated ABL Facility with Bank of America, N.A., as agent, and certain financial institutions as lenders; (ii) we issued $465.0 million aggregate principal amount of Senior Unsecured Notes pursuant to an indenture; the notes mature on February 15, 2021; and (iii) we entered into the $245.0 million Term Loan Facility with JPMorgan Chase Bank, N.A., as administrative agent, and certain financial institutions as lenders. On May 14, 2015, we entered into the $730.0 million New Term Loan Facility with JPMorgan Chase Bank, N.A., as administrative agent, and certain financial institutions as lenders and used a portion of the proceeds to repay in full all amounts outstanding under the Term Loan Facility and to redeem all of our outstanding Senior Secured Notes.

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
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $106.6 million under these lines of credit.
The following table shows our statements of cash flows for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Statements of cash flow data
Net cash used in operating activities	$(5.7)	$(4.2)
Net cash used in investing activities	(38.7)	(78.6)
Net cash provided by financing activities	41.6	44.4
Cash used in operating activities
Operating activities for the nine months ended September 30, 2015 used $5.7 million of cash compared to $4.2 million for the nine months ended September 30, 2014. The increase was primarily driven by increased working capital and the $13.8 million premium paid to redeem the Senior Secured Notes.
Cash used in investing activities
Investing activities for the nine months ended September 30, 2015 used $38.7 million of cash compared to $78.6 million of cash for the nine months ended September 30, 2014. The decrease was primarily a result of a reduction in acquisitions offset by an increase of $14.0 million in capital expenditures.
Cash provided by financing activities
Financing activities for the nine months ended September 30, 2015 generated $41.6 million compared to $44.4 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, cash was generated from the proceeds of our IPO and the New Term Loan Facility, partially offset by the payment of dividends, the redemption of our Senior Secured Notes and the Term Loan Facility and costs associated with our IPO. During the nine months ended September 30, 2014, sources of funds included the issuance of debt, notably the up-sizing of the Term Loan Facility of $100.0 million, net of a $0.5 million discount, partially offset by the purchase of the non-controlling interest in one of our subsidiaries and the redemption of $55.0 million of our Senior Secured Notes.
Total debt was $954.5 million at September 30, 2015 compared to $1,034.6 million at December 31, 2014. Total debt at September 30, 2015 included $481.3 million outstanding on the New Term Loan Facility and $465.0 million outstanding on the Senior Unsecured Notes, while the ABL Facility was undrawn except for letter of credit issuances.

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
Description of the Senior Unsecured Notes
On March 28, 2013, we issued $465.0 million aggregate principal amount of Senior Unsecured Notes pursuant to an indenture, among the Company, Mcron Finance Corp, the guarantors party thereto and U.S. Bank National Association, as Trustee (the “2013 Indenture”). The Senior Unsecured Notes mature on February 15, 2021 and interest on the Senior Unsecured Notes is payable semi-annually on February 15 and August 15 of each year. The Senior Unsecured Notes were issued in a private transaction that is not subject to the registration requirements of the Securities Act. The Senior Unsecured Notes are guaranteed, jointly and severally, on a senior unsecured basis by Milacron Holdings Corp. and each of our wholly-owned domestic subsidiaries that are obligors under our ABL Facility and New Term Loan Facility. The Senior Unsecured Notes are redeemable, in whole or in part, at any time on or after February 15, 2016 on the redemption dates and at the redemption prices set forth in the 2013 Indenture. In addition, we may redeem up to 40% of the Senior Unsecured Notes before February 15, 2016 with the net cash proceeds from certain equity offerings. We may also redeem some or all of the Senior Unsecured Notes before February 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a ‘‘make whole’’ premium. In addition, we may be required to make an offer to purchase the Senior Unsecured Notes upon the sale of certain assets and upon a change of control.

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility matures on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder, subject to a borrowing base and other limitations, and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. We had approximately $12.0 million of letters of credit outstanding as of September 30, 2015. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to five years from the date of the amendment. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility.
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
Description of the Senior Secured Notes
On April 30, 2012, we issued $275.0 million aggregate principal amount of Senior Secured Notes pursuant to an indenture, dated as of April 30, 2012, among the Company, Mcron Finance Corp, the guarantors party thereto and U.S. Bank National Association, as Trustee and Notes Collateral Agent.
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
Description of Other Debt
At September 30, 2015, we have approximately $1.0 million in capital lease obligations outstanding as well as $7.2 million of borrowings under certain lines of credit and discounting programs. We also have approximately $2.0 million of outstanding letters of credit and other commitments related to these facilities at September 30, 2015.
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2014 and during the nine months ended September 30, 2015, approximately 54% and 52% of our sales were attributable to our operations outside of the United States, respectively. Approximately 45% of sales in fiscal 2014 were typically denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility, our New Term Loan Facility and our Senior Unsecured Notes are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At December 31, 2014 and September 30, 2015, we had $37.7 million and $18.3 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to 10 months. As of December 31, 2014 and September 30, 2015, the net fair value liability of financial instruments with exposure to foreign currency risk was $3.2 million and de minimis, respectively. The fair value of these financial instruments would hypothetically decrease by $3.6 million and $1.7 million as of December 31, 2014 and September 30, 2015, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.

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

Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our final prospectus in connection with our IPO dated June 24, 2015 and filed with the SEC on June 25, 2015; there have been no material changes to the risk factors included in such final prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the third quarter of 2015 or from September 30, 2015 through the date of filing this Quarterly Report on Form 10-Q.
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
101.0
The following materials from Milacron Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Languange): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Milacron Holdings Corp.

Date: November 6, 2015	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer