Form 10-K
period 2015-12-31
Milacron Holdings Corp.
filed 2016-03-02
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.
Commission File Number 001-37458
Milacron Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	80-0798640
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10200 Alliance Road, Suite 200, Cincinnati, Ohio 45242	(513) 487-5000
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐ No     ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☐ No     ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒ No     ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☒ No     ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $320 million. In determining this amount, the registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
At February 25, 2016, there were 67,399,424 common shares, $0.01 par value per share, outstanding.
Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2015.

Milacron Holdings Corp.
Form 10-K
Year Ended December 31, 2015

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. All statements other than statements of historical fact or relating to present facts or current conditions contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

The forward-looking statements contained in this Annual Report on Form 10-K are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including the risk factors discussed under the heading "Risk Factors" in Item 1A. and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. We caution you therefore against relying on these forward-looking statements.

Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which we make it. Factors or events that could cause our actual operating and financial performance to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I
ITEM 1. BUSINESS
As used in this Annual Report on Form 10-K, "Milacron", "Company", "we", "us", "ours" refer to the registrant and its consolidated subsidiaries except where the context requires otherwise. References to “Milacron LLC” refer to Milacron LLC, our indirect wholly owned subsidiary.
Corporate History
Milacron Inc. began operations in 1860 in Cincinnati, Ohio as a screw, tap and die manufacturer, and expanded over the subsequent decades into a leading U.S. manufacturer of milling machinery and other equipment for metal processing. In the 1940s the company expanded into metalworking fluids and in the 1960s diversified into the growing market for plastic processing equipment by developing a line of injection molding equipment. After consistent growth from the 1960s through the 1990s, the plastic processing technology industry in North America was challenged in the 2001-2009 period by a reduction of spending by its customer base. As a result of significant legacy liabilities, excess production capacity and the 2009 recession, Milacron Inc. filed for bankruptcy protection in March 2009, resulting in the sale later that year of substantially all the assets and certain liabilities and equity interests of the company to newly formed Milacron Holdings Inc. (“MHI”). In April 2012 affiliates of CCMP Capital Advisors, LLC(collectively referred to as “CCMP”), together with certain members of our management, purchased the stock of MHI, forming the current Company (the “CCMP Acquisition”). Since 2012, Milacron has expanded its global manufacturing platform and product offering through acquisitions, including Mold-Masters Luxembourg Holdings S.à r.l. ("Mold-Masters") (the "Mold-Masters Acquisition") in March 2013, and in June 2015 the Company completed an initial public offering ("IPO") of its common stock.
Business Overview
Milacron is a global leader in the manufacture, distribution and service of highly engineered and customized systems within the plastic technology and processing industry. We are the only global company with a full-line product portfolio that includes hot runner systems, injection molding, blow molding and extrusion equipment. We maintain strong market positions across these products, as well as leading positions in process control systems, mold bases and components, maintenance, repair and operating ("MRO") supplies and fluid technology.
Milacron has strong brand recognition with products sold in over 100 countries across six continents and our established and market driven global footprint is well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Our sales are geographically diversified with 55% in North America, 19% in Europe, 9% in China, 7% in India and 10% in the rest of the world for the year ended December 31, 2015. Our breadth of products, long history, and global reach have resulted in a large installed base of over 40,000 plastic processing machines and over 140,000 hot runner systems.
We are headquartered in Cincinnati, Ohio and have 5,551 employees worldwide. Principal manufacturing facilities are located in the United States, Canada, China, Germany, the Czech Republic and India.
Operating Segments
The following is a summary of the product lines and markets served by our operating segments. In accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), we have reported information about our three operating segments within Note 15 of the Notes to Consolidated Financial Statements, which can be found in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
Advanced Plastic Processing Technologies ("APPT")
Our APPT segment designs, manufactures and sells plastic processing equipment and systems, which include injection molding, blow molding, extrusion and auxiliary systems along with the related parts and service. We are the only full-line plastic equipment supplier with a significant offering across all three technologies in North America. We provide aftermarket service and support for our core plastic equipment business and are expanding our capabilities in the co-injection market. Our APPT segment has a diverse set of customers, including companies who serve in the consumer goods, packaging, electronics, medical, automotive and construction end markets. We believe our competitive strength in APPT is our ability to supply and support our customers through the entire life cycle of their equipment usage to deliver precision parts at the lowest cost for our customers.
Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher efficiency and lower energy equipment, as plastic processors seek to reduce their operating costs and produce higher quality products. With 68% of APPT sales in North America, demand is also impacted by customers bringing manufacturing operations back to North America.

Capital expenditures in our APPT business were $29.4 million during the year ended December 31, 2015, of which approximately 58% related to capacity expansion for the production of plastic processing equipment, primarily in Europe, to facilitate the announced move of our production facility in Italy to the Czech Republic.
Melt Delivery and Control Systems ("MDCS")
Our MDCS segment designs, manufactures and sells highly-engineered, technically advanced hot runner and process control systems, mold bases and components, and sells MRO supplies for plastic processing operations. Hot runner systems are custom-designed for each product a customer manufactures on an injection molding machine. Our MDCS segment derives substantially all of its sales from recurring consumable products, parts and services. Hot runner systems are highly customized and replaced frequently due to design changes and innovation in customers’ end products, driving a one to five year replacement cycle. Recurring sales for our MDCS segment is supported by a large estimated installed base of more than 140,000 systems worldwide as of December 31, 2015.
Our MDCS segment serves a diverse group of global customers across the entire plastic processing value chain and manufacturing spectrum, including OEMs, molders and mold makers, in consumer goods, electronics, automotive packaging, medical, building supplies and packaging end markets. As injection molding processing technologies and material requirements evolve, our MDCS business is committed to partnering with its customers across the life cycle of a machine by leveraging its industry knowledge and engineering expertise to develop technologies that help its customers adapt and succeed.
Consistent with historical periods, according to an October 2015 Interconnection Consulting report, the hot runner market is expected to grow faster than the overall global economy based on macroeconomic drivers involving product life cycles, demographics, technology conversion and greater use of plastic. Demand within the hot runner market is driven more by the frequency of product design changes and model refreshes than by end product volume, because hot runner systems are typically custom ordered for each new product mold, representing a critical factor in the market’s resiliency during economic cycles.
Capital expenditures in our MDCS segment were $19.5 million during the year ended December 31, 2015, of which 25% was incurred to expand capacity in the Czech Republic, in part to facilitate the announced move of our Belgium warehouse to the Czech Republic.
Fluid Technologies ("Fluids")
Our Fluids segment is a global manufacturer of products that are used in a variety of metalworking processes such as cutting, grinding, stamping and forming and high speed machining. The technology we provide is used in diverse global end markets such as aerospace, medical, automotive, industrial components and machinery, bearings, munitions, packaging, job shops, and glass and mirror production.  We are an established market leader in synthetic and semi-synthetic metalworking fluids and offer a full line of innovative metalworking products. Our fluid technologies are essential to improving manufacturing operations by providing more machine uptime, producing more parts of higher quality in a shorter time. We sell fluids with advanced technologies that extend tool life, reduce coolant usage and improve productivity in metal removal and metal forming operations.  Our fluids are often custom-designed to meet not only stringent performance, health, safety and environmental requirements based on innovative technology, but also for specific customer application and productivity needs.
Key Drivers of our Businesses
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy is shifting our revenue and earnings model to be more heavily weighted towards consumables. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 61% of our sales for the years ended December 31, 2015 and 2014. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.

Milacron executes its strategy through selective initiatives that leverage our market position, geographic footprint and core competencies. Management expects, in the near term, profitability will be driven by both sales growth and margin expansion. Management expects that sales growth will come from underlying market growth in our key segments, geographic expansion of certain product lines and incremental share gain from new products. New products are focused on solidifying our current market position, expanding our addressable market and expanding the market through the introduction of technology that displaces other materials, primarily metal and glass. Operating margin expansion is expected to result from active organizational design and cost reduction initiatives focused on leveraging our geographic footprint that will allow us to consolidate manufacturing capacity, sales offices and call centers on a regional basis, and shift certain back-office functions from a decentralized local structure to a low-cost country global shared service center model.
Global population growth, coupled with continued urbanization, increased purchasing power and improved lifestyle in emerging markets has resulted in greater demand for a broad range of finished plastic products in many segments of the economy, including automotive, construction and consumer products. We believe our strong global presence positions us well to capture a portion of this growth. We have made significant investments in China and India in order to capitalize on the projected growth rates of the plastic business in these markets. We plan to continue to expand our manufacturing capabilities while also increasing our technical, marketing and sales efforts. In Central and South America, Southeast Asia and Eastern Europe, we are building capabilities and working on creating new relationships to support this growth. We also continue to strategically reorganize our manufacturing base in order to shift resources to high growth geographic markets.
Cost Reduction Initiatives
Since 2014, we have undertaken a number of organizational redesign and cost reduction initiatives to improve our cost structure and operating flexibility. This includes consolidating manufacturing and back office infrastructure in North America and Europe. We expect these organizational redesign and cost reduction initiatives to yield approximately $35 million of annual run-rate cost savings by the end of 2017, of which approximately $12 million has been achieved through 2015. Milacron incurred approximately $22 million and $13 million of one-time costs related to these projects during the years ended December 31, 2015 and 2014, respectively.
See “Item 1A. - Risk Factors - Our results also depend on the successful implementation of several additional strategic initiatives. We may not be able to implement these strategies successfully, on a timely basis, or at all.”
Customers
We have over 27,000 customers globally, made up of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. We have long-standing relationships with our key customers, having served many of our top customers for over 30 years. In 2015, our largest customer accounted for only 1.8% of total sales and our top 10 largest customers accounted for only 7.5% of total sales.
Backlog
Our backlog of unfilled orders decreased to $211.6 million at December 31, 2015 from $227.9 million at December 31, 2014. Excluding $8.3 million of unfavorable effects of foreign currency movements, backlog decreased 3.5% compared to December 31, 2014. The decrease in our backlog is primarily driven by a large order received in the fourth quarter of 2014 within the automotive portion of our APPT segment that was delivered in 2015. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
Sales and Marketing
Our sales have an increasingly global focus, while maintaining regional flavor through our international brands. We have also focused our sales on key accounts, implementing corporate buying agreements with select customers while targeting several others. Our sales of aftermarket services and parts and our MDCS products benefit from our extensive global installed base of equipment, creating an advantage over our competitors in securing a wide base of customers for our high-margin offerings.
Our direct sales efforts have resulted in a more concentrated effort to promote our value-add products which may include machine upgrades to promote improved performance or cost savings for our customers. Our sales force also acts as the conduit between the customer and our team of engineers, working closely with the customer to design a product that meets their specifications. We have also created a Strategic Accounts Management sales leadership team to drive relationships with major plastic processors across our different product lines. We believe this will enhance our leadership position in the injection molding equipment market and continue to drive share gains for the overall business.

Our Fluids business sells its products primarily through its direct sales and distribution networks. In connection with most accounts, the segment supports their fluids with service and analysis, but generally does not enter into contracts for chemical management. We continuously work with customers to reformulate our products to best serve their individual needs.
We do not typically have long-term supply agreements with customers and terms are generally negotiated on an individual order basis. We typically require customers purchasing injection molding, blow molding or extrusion machines to make a 10% to 40% down payment when an order is placed, often with a series of additional progress payments required prior to shipment which helps ensure collection of the full purchase price. Pricing is set at the time of order, typically on a customized basis for each product. Raw materials and component purchases are managed based on new machine order trends, allowing us to reduce the risk of changes in raw material and components pricing.
Raw Materials
Steel, which we source both directly and indirectly through our component suppliers, is the primary material used in our APPT and MDCS products. We do not enter into derivative financial instruments to hedge our commodity price risk and currently do not have a significant number of long-term supply contracts with key suppliers. In order to secure our supply needs, we have developed a global network of reliable, low-cost suppliers. We source approximately 28% of our components and materials from suppliers located in low-cost countries and are working toward increasing this percentage.
Within Fluids, many of the raw materials are derivatives of petroleum or natural gas. As a result, fluctuations in commodity-based pricing may impact the cost of these materials. We manage the impact of raw material cost increases through sales pricing adjustments, but we may be impacted by a delay in implementing these adjustments throughout our distribution network. In addition, due to the specialty nature of our products, some of our raw materials have few sources, and we may be impacted by disruptions to supply. Where possible, we seek alternative sources and, in some situations, we are able to reformulate product with alternative materials without impacting performance, environmental, or health and safety features.
Intellectual Property
Milacron considers its intellectual property, including patents, trade secrets, and trademarks, to be of significant value to its business as a whole. We currently hold approximately 1,100 issued and pending patents worldwide.  In addition to our patent portfolio we also have a number of trade secrets and know how relating to our MDCS products, designs, and manufacturing techniques as well as proprietary chemical formulations used in our Fluids business. All of which, when combined, serve an important role in protecting us and our customers’ competitive positions by building barriers to entry and increasing switching costs. We develop new intellectual property on an ongoing basis and consider all of our intellectual property to be valuable. We are committed to protecting it through internal policies and training, confidentiality agreements with employees, customers and suppliers, as well as filing and obtaining patents for innovative new products and processes including product modifications and improvements.
Research and Development
We continually invest in research and development to improve the performance of existing products, to bring new products to market and to remain at the technological forefront of the plastic processing, melt delivery and controls and metalworking fluids industries. We have design engineers in all major production regions worldwide, including a global design center in India and a research and development center in the United States and Canada. We invested $21.8 million, $24.3 million and $19.0 million in research and development for the years ended December 31, 2015, 2014 and 2013, respectively.
Competition
Our competition varies within each segment based on the nature of our products, the industries we serve and geographical locations.
Advanced Plastic Processing Technologies
In general, plastic equipment competitors are large companies that compete with us on a global basis. Some are divisions of larger companies, and some offer an extensive range of plastic processing machines. Our main machine competitors are Arburg (Germany), Battenfeld Cincinnati (Austria, which includes American Maplan (United States)), Bekum (Germany), Davis Standard (United States), Engel (Austria), Graham Engineering (United States), Haitian International Holdings (China), Husky (Canada), Krauss Maffei (Germany, which includes Netstal Maschinen AG (Switzerland)), Sumitomo Heavy Industries (Japan) and Toshiba (Japan).

Melt Delivery and Control Systems
The hot runner and mold industry is highly fragmented. The majority of the industry competes on regional and niche levels, with only a few truly global players. Our main competitors in the MDCS market are Husky (Canada), Yudo (Korea), Synventive (United States), Manner (Germany) , Ewikon (Germany), Incoe (United States), Thermoplay (Italy), Gamaflux (United States) and HRS Flow (Italy) for the hot runner market and LKM (China), Futaba (Japan), Hasco (Germany), Meusburger (Austria), Misumi (Japan, which includes PCS (United States)) and Progressive (United States) for the moldbase market.
Fluid Technologies
Our Fluids segment competes with other suppliers of industrial fluids such as Castrol Industrial (U.K.), FUCHS Petrolub (Germany), Quaker Chemical (United States) and Houghton/DA Stuart (United States), which was acquired by Gulf Oil of India. However, because we specialize in high-performance synthetic (water-based) and semi-synthetic fluids, we believe there are few players who compete directly with our Fluids business.
Seasonal Variation in Business
Generally, the highest volume of our equipment sales occurs in our fourth quarter due in large part to the timing of customers' capital spending programs. Accordingly, first quarter equipment sales volume is typically the lowest of the year due to timing of customers' capital spending programs. There is less seasonal variation in business within the MDCS and Fluids segments due to the consumable nature of those products.
Employees
As of December 31, 2015, Milacron had 5,551 employees. Approximately 600 of our European employees belong to work councils or are otherwise subject to labor agreements.
Environmental and Regulatory Matters
We are subject to laws, regulations and permitting requirements relating to the protection of the environment and public and workplace health and safety, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the protection of employee health and safety. Failure to comply with, or imposition of liability under, such laws and regulations could result in significant costs, including clean-up costs, fines and sanctions, and claims by third parties for property damage and personal injury. Some environmental laws impose strict, and in certain circumstances joint and several, liability on present and former owners and operators of facilities and sites for contamination at those locations. Many of our facilities and sites have an extended history of industrial use. From time to time, soil or groundwater contamination has been detected at some of our sites. We are currently, and have in the past been, engaged in investigation and remediation of these facilities. We do not currently believe that any future remediation or compliance costs, or claims of government or other parties, involving environmental, health or safety matters would have a material adverse effect on our business. However, it is not possible to quantify with certainty the potential impact of actions relating to environmental, health and safety matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, due to uncertainties about the status of laws, regulations, technology and information related to individual sites.
Executive Officers
Information required with respect to the Company's executive officers and directors will be included in the Company's 2016 Proxy Statement and is incorporated herein by reference.
The following table sets forth the name, age and principal position with the Company of each of our executive officers as of December 31, 2015.

Name	Age	Position
Thomas Goeke	56	President, Chief Executive Officer and Director
Bruce Chalmers	49	Chief Financial Officer
Ronald Krisanda	53	Chief Operating Officer — APPT
John Gallagher III	51	Chief Operating Officer — MDCS and Fluids
Thomas Goeke was appointed President and Chief Executive Officer of Milacron in September 2012. Mr. Goeke previously served as Chief Operating Officer of Seakeeper Inc. from October 2011 to June 2012 and as Chief Executive Officer of Klöckner Pentaplast Group from July 2005 to May 2011.

Bruce Chalmers was appointed Chief Financial Officer in November 2014, and prior to that, he was our Vice President, Finance since January 2014. Mr. Chalmers also heads our finance and shared service function. Most recently, Mr. Chalmers served as Chief Financial Officer of MetoKote Corporation, Inc. from 2012 until 2014. Prior to that, he served as a Managing Director at PricewaterhouseCoopers in their transaction services practice where he was employed from 2006 until 2012.
Ronald Krisanda was appointed as Chief Operating Officer-APPT in July 2014 and prior to that was President of the Mold-Masters business and leader of the integration of Mold-Masters into Milacron. Previously, Mr. Krisanda served as the Chief Operating Officer of Edwards Group Limited from January 2009 through November 2012, and led the Operations, Supply Chain, Engineering and Technology organizations, responsible for its extensive restructuring program.
John Gallagher III was appointed Chief Operating Officer-MDCS and Fluids in May 2014. Previously, Mr. Gallagher served as Chief Executive Officer of Stellar CJS Holdings, LLC, a privately held investment company formed in 2009 from April 2009 to April 2014, and served on our Audit Committee from August 2012 until April 2014. Mr. Gallagher also served as a member of our Board from August 2012 until May 2015. Prior to his service with Stellar CJS, Mr. Gallagher served in various senior executive capacities with Celanese Corporation from 2005 until 2009, including as Executive Vice President and President, Acetyl and Celanese Asia from 2007 to 2009 and Executive Vice President and Chief Financial Officer of Celanese Corporation from 2005 to 2007.
Available Information
Milacron makes available, free of charge, through its website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These documents are available through the Investor Relations page of the Company’s website at www.milacron.com.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors that could have a material adverse effect on our business, financial condition, results of operations or the price of our common stock. The following information should be read together and in conjunction with "Cautionary Statement Regarding Forward-Looking Statements," "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the accompanying notes thereto. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, results of operations or the price of our common stock.
Demand for our products is affected by general economic conditions, including our customers’ industries and capital expenditures, consumer spending trends and other macroeconomic conditions.
Our business is affected by general economic conditions. Any uncertainty or adverse changes such as turmoil in global economic and political conditions, including through rising interest rates or inflation, commodity prices, high unemployment, increased volatility in global capital markets, international conflicts, sovereign debt concerns and/or other factors beyond our control, could lead to a significant decline in demand for our products. In addition, the success of our business depends on the profitability of our customers’ businesses. Many of our customers are in businesses that are cyclical in nature and sensitive to changes in general economic conditions, such as the packaging, automotive, industrial components and machinery, construction, consumer durables, electronics and medical industries. The performance of our business is directly related to the production levels of our customers. In particular, prices for plastic resins used to make plastic products and parts tend to fluctuate to a greater degree than our customers can adjust for in the pricing of their products. When resin prices increase, our customers’ profit margins decrease, which may result in lower demand for our products. Therefore, our business is affected by fluctuations in the price of resin, which could have an adverse effect on our business and ability to generate operating cash flows.
In addition, deterioration in the credit quality of our customers or the estimated residual value of our equipment could negatively impact the ability of our customers to obtain the resources they need to make purchases of our equipment. If our customers cannot access credit markets or do not utilize discretionary funds to purchase our products and services as a result of the economy or other factors, our business could suffer. Moreover, any prolonged periods of decline in our customers’ capital expenditures could have a material adverse effect on our business, financial condition or results of operations.
If the use of plastic declines, it could have a material adverse effect on our business, financial condition or results of operations.
Approximately 90% of our 2015 sales were realized from the sale of equipment and services to the plastic processing market. A reduction in the usage of plastic would likely result in the reduction of our sales of equipment and services, which could have a material adverse effect on our business, financial condition, or results of operations. Factors that could result in a decline in the usage of plastic include:

•
The relative cost of plastic compared with other materials, such as glass, metal and paper. The principal cost of plastic is petroleum-based resins and fluctuations in the price of crude oil and natural gas typically impact the price of these resins. If the price of plastic resins were to increase substantially or the cost associated with other competing materials such as glass, metal and paper, were to materially decrease, the plastic products of our customers may no longer be economically competitive relative to other alternatives.

•
The environmental impact of plastic may be perceived negatively by environmental groups, customers and government regulators. A number of governmental authorities and advocacy groups have lobbied for and considered, or are expected to consider, legislation aimed at addressing the environmental impacts of plastic. These proposals have included mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, requiring retailers or manufacturers to develop a recycling infrastructure and increased scrutiny on the use of plastic. Legislative and other changes aimed at reducing the environmental impact of plastic may result in increased costs associated with plastic and/or reduced demand for plastic.

Any of the foregoing factors and other factors, including those unknown to us, could result in a decline in the usage of plastic and could have a material adverse effect on our business, financial condition or results of operations.

We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully, it could have a material adverse effect on our business, financial condition and results of operations.
Many of the industries in which we operate are highly competitive. Our products may not compete successfully with those of our competitors. The markets for plastic processing equipment and related products, mold components and metalworking fluids are highly competitive and include a number of North American, European and Asian competitors. Principal competitive factors in the plastic processing industry include price, product features, technology, performance, reliability, quality, delivery and customer service. Principal competitive factors in the mold components industry include technology, price, quality, performance and delivery. Principal competitive factors in the metalworking industrial fluids industry include price, market coverage, technology, performance, delivery and customer service.
Our competitors may be positioned to offer more favorable pricing to customers, resulting in reduced profitability and a loss of market share for us. In certain cases we have lost business to competitors who offered prices lower than ours. Competition may also limit our ability to pass on the effects of increases in our cost structure. In addition, some of our competitors may have greater financial resources and less debt than we do, which may place us at a competitive disadvantage in the future. These competitors may be better able to withstand and respond to changes in conditions within our industry. Additionally, due to the recent strength of the U.S. dollar, some of our European competitors may be able to offer prices lower than ours.
Competition in any of these areas may reduce our sales and adversely affect our earnings and/or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.
Our results also depend on the successful implementation of several additional strategic initiatives. We may not be able to implement these strategies successfully, on a timely basis, or at all.
We have recently implemented or begun to implement several strategic initiatives that are designed to increase our cost savings and revenue, transform our business and improve our performance. These initiatives include expanding low-cost production capabilities and consolidation of facilities, continued back-office integration to a shared service center and implementation of lean sourcing initiatives. The success of our recent initiatives is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing these initiatives, and is largely dependent on the skills, experience, and efforts of our management and other employees. We face a number of uncertainties in connection with the successful implementation of these strategic initiatives. As a result, we may not be successful in implementing these initiatives nor realize anticipated cost savings and increases in sales. If we are unsuccessful in implementing these initiatives, our financial condition, results of operations and cash flows could be adversely affected.
Increases in our cost structure or disruption in our supply chain could have a material adverse effect on our results of operations and cash flows.
Our costs are subject to fluctuations, particularly for raw materials and purchased components used in our business, including the cost of labor and steel and the cost of oil and chemicals used in the production of metalworking fluids. Our success is dependent, in part, upon our ability to manage these fluctuations through pricing actions, cost savings projects and global sourcing actions. While we have historically responded by reducing our cost structure and increasing the prices we charge our customers, these measures may not always be sufficient to offset the effects of the cost increases we experience. Accordingly, market changes in raw material and purchased component prices could have a material adverse effect on our results of operations and cash flows.
Additionally, we have developed a network of third-party vendors who supply certain parts and components for our products. While we currently believe that these third-party vendors represent a low-cost source of supply, their costs could rise in the future and we may not be able to effectively source or produce these components and parts. Significant disruptions to our supply chain could limit our ability to source parts and components on a cost effective basis, if at all, and could have a material adverse effect on our business, financial condition or results of operations.
Our significant international operations subject us to risks such as unfavorable political, regulatory, labor and tax conditions.
Our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. We have operations in many foreign countries, including, but not limited to, countries in Europe and Asia. For the year ended December 31, 2015, markets outside North America represented the following percentages of our sales: Asia 22%; Europe 19%; and the rest of the world 4%. In addition, as of December 31, 2015 approximately 68% of our workforce was located outside the United States.

Additional risks associated with our international operations include, but are not limited to the following:

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•
foreign countries may impose additional withholding taxes or otherwise tax our foreign income, attempt to impose transfer taxes on past or future corporate level transactions, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	general economic and political conditions or instability in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations;

•	differing, and possibly more stringent, labor regulations;

•	natural disasters, pandemics or international conflict, including terrorist acts, could interrupt the manufacturing of our products or performance of services, endanger our personnel or cause delays;

•
enforcement of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, (the “FCPA”), the U.K. Bribery Act (the “UKBA”) and similar laws, economic sanctions laws, regulations and regimes (including those administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury), and other international laws and regulations;

•	the difficulties of staffing and managing dispersed international operations;

•	less protective foreign intellectual property laws;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	longer customer payment cycles; and

•	legal systems that may be less developed and less predictable than those in the United States.
We are also subject to numerous regulations in the jurisdictions in which we operate, including customs and international trade laws, export control, antitrust laws and zoning and occupancy laws that regulate producers generally and/or govern the importation, exportation, promotion and sale of our products, the operation of facilities and our relationships with our customers, suppliers and competitors. If these regulations or laws were to change or were violated by our management, employees, suppliers or agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subjected to fines or penalties or suffer reputational harm, any of which could reduce demand for our products and negatively impact our business and results of operations. In addition, changes in national and local minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could negatively impact our profitability.
Our overall success as a global business depends, in part, upon our ability to succeed in differing and unpredictable legal, regulatory, economic, social and political conditions. We may not be able to continue to succeed in developing and implementing policies and strategies that will be effective in each foreign market where we do business. Any of the foregoing factors may have a material adverse effect on our ability to generate cash flow and grow our business.
Our operations partly depend on the rate of economic development and growth in the emerging markets of Asia, Africa, Central America and South America.
Our operations partly depend upon the economies of the Asian, African, Central American and South American markets. These markets include countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of consumer prices, employment levels, gross domestic product, interest rates and foreign exchange rates. Our operations in these markets may also be subject to risks relating to weak legal systems which may affect our ability to enforce our intellectual property and contractual rights, exchange controls, unstable governments and privatization, changes in customs or tax regimes, or other government actions affect the flow of goods and currency. To the extent such fluctuations and risks have an effect on the ability of our consumers to pay for our products, the growth of sales of our products in such markets could be impacted negatively.

Our operations are conducted worldwide and our results of operations are subject to currency translation risk and currency transaction risk that could have a material adverse effect on our financial condition and results of operations.
Since significant sales are made in currencies other than the U.S. dollar, our financial results are affected by currency fluctuations. The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements. Exchange rates between these currencies, including the Canadian dollar, the Euro, Chinese yuan renminbi, Indian rupee and the U.S. dollar in recent years have fluctuated significantly and may do so in the future.
For the year ended December 31, 2015, approximately 43% of our sales were in currency other than the U.S. dollar. Significant changes in the value of the Canadian dollar, Euro, Chinese yuan renminbi and Indian rupee relative to the U.S. dollar could have an adverse effect on our financial condition and results of operations. If the Canadian dollar, Euro, Chinese yuan renminbi or Indian rupee should weaken against the U.S. dollar in the future, we will experience a negative effect in translating our new orders, sales and earnings when compared to historical results. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it records sales. See “Item 7A. Quantitative and Qualitative Disclosure about Market Risk—Foreign Currency Exchange Rate Risk.” Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and translation risks and any volatility in currency exchange rates may have a material adverse effect on our business, financial condition or results of operations.
We might not be able to timely develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business.
Our success in the future will depend in part upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes of our competitors in a cost-effective and timely manner. Difficulties or delays in identifying viable new products, research, development or production of new products or failure to gain regulatory approval, intellectual property protection or market acceptance of new products and technologies may reduce future sales and adversely affect our competitive position. Our competitors may develop other patent technologies that are more effective or commercially attractive than our current or future technologies or render our technologies or services less competitive or obsolete. Our inability to anticipate, respond to or utilize changing technologies could cause us to lose customers.
Our business, financial condition and results of operations could be adversely impacted by business disruptions, security threats and security breaches.
Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages and network disruptions, could harm our operations as well as the operations of our customers, distributors or suppliers. In addition, the operation of our business relies on information technology (“IT”) infrastructure and systems on multiple platforms to process, transmit and store electronic information, and to support a variety of business processes and activities. We face security threats and risks of security breaches to our facilities, data and IT infrastructure. Although it is impossible to predict the occurrence or consequences of business disruptions, security threats or security breaches, they could harm our reputation, subject us to material liabilities, result in reduced demand for our products, make it difficult or impossible for us to deliver products to our customers or distributors or to receive raw materials from suppliers, compromise our networks, subject us to liability or regulatory penalty under laws protecting the privacy of personal information and create delays and inefficiencies in our supply chain. Further, the failure of our systems to perform could severely disrupt our business and adversely affect our results of operations. Our systems are also vulnerable to natural or man-made disasters, computer viruses or hackers, power loss or other technology system failures. We may also be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. These events could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to adequately protect our intellectual property and proprietary rights and our products could infringe on the intellectual property of others, which could harm our future success and competitive position.
Our future success and competitive position depend in part upon our ability to obtain and maintain certain proprietary technologies used in our principal products. We may not always be successful in preventing the unauthorized use of our existing intellectual property rights by our competitors. We may not be able to discover unauthorized use of our proprietary technologies in the future or be able to receive any payments therefor. If we are not successful in protecting our intellectual property, it may result in the loss of valuable technologies or require us to make payments to other companies for infringing on their intellectual property rights. We generally rely on patent, trade secret and copyright laws as well as confidentiality agreements with other parties to protect our technologies; however, some of our technologies may not be protected. Confidentiality agreements may be breached or terminated, and we may not have adequate remedies for any breach. A third party could copy or otherwise obtain and use our products or technology without authorization. Additionally, third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights. Litigation may be necessary for us to defend against claims of infringement or to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts. Further, we might not prevail in such litigation, which could harm our business and could result in us having to obtain a license to sell our products or pay substantial royalties. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.
We have applied for patent protection relating to certain existing and proposed products, processes and services. While we generally apply for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. The patents issued as a result of our foreign patent applications may not have the same scope of coverage as our U.S. patents. Further, competitors may infringe on our patents and we may not have adequate resources to enforce our patents. We may also have any of the following occur:

•	any of our patents could be invalidated, circumvented or challenged;

•
any of our pending or future patent applications could fail to be issued within the scope of the claims sought by us, if at all, and patents issued from such applications may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage;

•	others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents; or

•	steps taken by us to protect our technologies may not prevent misappropriation of such technologies.
We also own or have rights to various trademark registrations and trademark registration applications in the United States and certain international jurisdictions that we use in connection with our business. Monitoring unauthorized use of our trademarks is difficult and expensive, and we may not be able to prevent misappropriation of our trademark rights in all jurisdictions, particularly in countries whose laws do not grant the same protections as the United States grants.
Our financial results are impacted by unpredictable customer purchasing trends and the timing of converting orders into sales can lead to variations in, and uncertainties regarding, our financial results from period to period.
Sales of our plastic processing machinery products are subject to customer buying patterns and can vary from period to period. We sometimes have sales to customers that are large relative to our sales in any given period. Fluctuations in demand for our plastic processing machinery products due to large unpredictable sales to customers and delays or failures to fulfill purchase orders could lead to variations in, and uncertainties regarding, our financial results from period to period. In addition, our plastic processing machinery sales are impacted by the timing of orders and the length of time required to convert these unshipped orders, or backlog, into sales, which varies based on the type of customer and product and can range from several weeks to several months.

Our inability to satisfy orders on a timely basis could have a material adverse effect on our business, results of operations and financial condition and the conversion of our backlog and open orders into sales may occur at a slower rate than historical trends.
Our backlog as of December 31, 2015 was $211.6 million. This backlog is based upon anticipated sales revenue from confirmed orders. The majority of our plastic processing machinery products are produced after a price has been agreed to, an order has been received and a deposit has been paid by our customers and generally require delivery within a specified period of time. If we are unsuccessful in recruiting skilled labor, experience delays in purchase component deliveries or experience changes in customer specifications on ordered equipment, the rate at which backlog or open orders are converted into sales may be slower than we have historically experienced. If it takes longer than expected to realize sales, our results of operations and financial condition may be materially and adversely affected. Additionally, any failure to deliver products on a timely basis could result in our customers cancelling their orders, requesting discounts or ceasing to do business with us altogether. Furthermore, the portion of our backlog that may be produced in our foreign subsidiaries is exposed to fluctuations in the applicable foreign currencies, which may be material. The historical relationship of backlog to sales actually realized by us should not be considered indicative of future results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-New Orders and Backlog.”
Our operations depend on our ability to maintain production at our facilities.
Our operations may be subject to disruption due to extreme weather conditions, floods, fire, natural disaster, war, terrorist activity, sustained mechanical failure and similar events, major industrial accidents, strikes and lockouts, new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, regulatory actions and other events. Any disruption resulting from any of these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us. Our facilities and the manufacturing equipment located in our facilities would be difficult to replace and could require substantial replacement lead time. Furthermore, due to the concentration of our operations, a closure of one of our manufacturing facilities could have a substantial negative effect on our results of operations. Our business, financial condition or results of operations could be materially and adversely affected by any prolonged interruption of all or a substantial portion of our business.
If our products fail to perform or fail to meet customer requirements or expectations, we could incur significant additional costs.
The production of some of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. In the past, we have proactively replaced parts in the field that have experienced a high rate of failure.
We also may be the target of product liability lawsuits. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our business, financial condition or results of operations. In addition, we may not be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all, in the event a significant product or service claim arises. A significant product liability case could also result in adverse publicity, damage to our reputation and a loss of customer confidence in our products.
We could be subject to litigation that could have an adverse effect upon our business, financial condition, results of operations or reputation.
From time to time we are a defendant in or otherwise a party to certain lawsuits and other proceedings that result from, and are incidental to, the conduct of our business. These suits and proceedings may concern issues including product liability, employment, antitrust, warranty and contractual disputes, environmental matters, and intellectual property matters. In addition, various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. While it is not feasible to predict the outcome of all pending or future suits, claims and proceedings, the ultimate resolution of these matters could have a material adverse effect upon our business, financial condition, results of operations or reputation.

Our business depends on attracting and retaining qualified management personnel.
The unanticipated departure of any key member of our management team could have an adverse effect on our business. Given our relative size and the breadth of our global operations, there are a limited number of qualified management personnel to assume the responsibilities of management level employees should there be management turnover. Our success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on our results of operations and prospects. In addition, because of the specialized and technical nature of our business, our future performance depends on the continued service of, and our ability to attract and retain qualified management, commercial and technical personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel to support our growth and operational initiatives and replace executives who retire or resign. Failure to retain our leadership team and attract and retain other important management and technical personnel could place a constraint on our growth and operational initiatives, which could have a material adverse effect on our sales, results of operations and product development efforts and eventually result in a decrease in profitability.
Our operations may subject us to potential responsibilities and costs under environmental laws that could have a material adverse effect on our business, financial condition or results of operations.
Our operations are subject to environmental and health and safety laws, regulations and permitting requirements in the United States and abroad relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants to the air, soil and water, the management, treatment, storage and disposal of, and exposure to, solid and hazardous substances and wastes, the investigation and clean-up of contaminated sites and the protection of employee health and safety. Environmental, health and safety regulations and standards are becoming increasingly strict, which could require us to make potentially significant capital or operating expenditures to comply with such standards. In addition, we could incur significant costs, including fines and sanctions, and claims by third parties for property damage and personal injury, as a result of violations of these laws and regulations.
Certain environmental laws, in the jurisdictions in which we operate, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), in the United States, impose joint and several liability for cleanup costs, without regard to fault, on current and former owners of property that has been impacted by a release of a hazardous substance or on persons who have disposed of, arranged for the disposal of or released hazardous substances into the environment. We have been involved in remedial investigations and actions at various locations, and could in the future become involved in such matters at current or former facilities or off-site disposal sites. An adverse result in any potential future matter could materially and adversely affect our business, financial position and results of operations.
Terrorist attacks, other acts of violence or war, natural disasters, political unrest or other uncommon global events may affect the markets in which we operate and our profitability.
Terrorist attacks, other acts of violence or war, natural disasters, political unrest or other uncommon global events may negatively affect our operations. There could be further terrorist attacks against the United States or other locations where we do business. Also, other uncommon global events, such as earthquakes, fires and tsunamis, cannot be predicted. Terrorist attacks, other acts of violence or armed conflicts and natural disasters may directly impact our physical facilities or those of our suppliers or customers. Additional terrorist attacks or natural disasters may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms, pricing and levels for all of our operations.
Furthermore, any of these events may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products. The consequences of terrorist attacks, other acts of violence or armed conflicts, natural disasters or other uncommon global events are unpredictable, and we may not be able to foresee events, such as these, that could have a material adverse effect on our business, financial condition and results of operations.
Work stoppages or unionization activities could disrupt our operations.
As of December 31, 2015, approximately 600 members (11% of our total number of employees) of our European workforce belong to work councils or are otherwise subject to labor agreements. These employees are primarily members of the European Works Council, as is standard practice in the region. None of our other employees were represented by unions, although it is possible that our workforce will become unionized in the future. Unionization activities could increase our costs, which could have a material adverse effect on our business, financial condition or results of operations.

We may be subject to work stoppages and may be affected by other labor disputes. A work stoppage at one or more of our plants may have a material adverse effect on our business, financial condition or results of operations. Additionally, a work stoppage at one or more of our customers or our customers’ suppliers could materially adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products and have a material adverse effect on our business.
Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany transfer pricing laws, including those relating to the flow of funds between the parent and subsidiaries. Regulators in the United States and in foreign markets closely monitor our corporate structure and how we account for intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms or intercompany transfers, our operations may be negatively affected and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction should be increased, we may not be able to fully utilize all foreign tax credits that are generated, which would increase our effective tax rate. We may not be in compliance with all applicable exchange control and transfer pricing laws despite our efforts to be aware of and to comply with such laws. Further, if these laws change, we may need to adjust our operating procedures, and our business could be materially and adversely affected.
We are exposed to a number of different tax uncertainties, which could have a material adverse effect on our results of operations.
We are required to pay taxes in multiple jurisdictions. We determine the tax liability we are required to pay based on our interpretation of applicable tax laws and regulations in the jurisdictions in which we operate.
We may be subject to unfavorable changes, including retroactive changes, in the tax laws and regulations to which we are subject. We are subject to tax audits by governmental authorities in the United States and numerous non-U.S. jurisdictions, which are inherently uncertain. Negative or unexpected results from one or more such tax audits could adversely affect our results of operations. Tax controls and changes in tax laws or regulations or the interpretation given to them may expose us to negative tax consequences, including interest payments and potential penalties, which could have a material adverse effect on our results of operations.
Our ability to use our net operating loss carryforwards might be limited.
As of December 31, 2015, we had net operating loss carryforwards of approximately $102.5 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2035. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code ("Section 382") generally imposes an annual limit on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our net operating loss carryforwards. In addition, our ability to use the current net operating loss carryforwards might be further limited by the issuance of common stock in the future. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.
We have determined that we have experienced multiple ownership changes under Section 382. We have not completed a formal study to determine whether the are Section 382 limitations as a result of our IPO and depending on the results of that study, there could be a material adverse effect on our results of operations.
We have a history of net losses and may not maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis. For the years ended December 31, 2015, 2014 and 2013, we incurred net losses of approximately $38.8 million, $14.8 million and $24.6 million, respectively. We have historically incurred net losses and may continue to incur losses for the foreseeable future. We may not be able to sustain or increase our growth or profitability in the future. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.

Downturns in the economy and disruptions in the financial and credit markets may negatively affect our ability to raise capital to fund capital expenditures, pursue proposed expansion or acquisition opportunities or refinance our indebtedness.
Our businesses are capital intensive. We rely on earnings and cash flow from operations to finance our business, capital expenditures, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Downturns in the economy and disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. Our ability to effectively operate and grow our businesses may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. If we do not have access to credit or capital markets at desirable times or at rates that we would consider acceptable, the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.
If we are not able to maintain and enhance our brand, or if events occur that damage our reputation and brand, our ability to maintain and expand our base of customers may be impaired, and our business and financial results may be harmed.
We believe that the Milacron brand has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brand is critical to maintaining and expanding our base of customers. Maintaining and enhancing our brand will depend largely on our ability to continue to provide useful, reliable, trustworthy and innovative products, which we may not do successfully. We may introduce new products or technologies that do not meet the market demand, which may negatively affect our brand. We have in the past experienced, and we expect that in the future we will continue to experience, media, legislative, or regulatory scrutiny of our impact on the environment, which may adversely affect our reputation and brand. We also may fail to provide adequate customer service, which could erode confidence in our brand. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. As part of our broader branding and marketing strategy we may choose to consolidate or change product brands which may result in us incurring impairment charges. If we fail to successfully promote and maintain the Milacron brand or if we incur excessive expenses or impairment charges in this effort, our business and financial results may be adversely affected.
We are subject to anti-corruption statutes and a number of U.S. regulations, and if we fail to comply with such statutes and regulations it could have a material adverse effect on our business, financial condition and results of operations.
As a global business, we are subject to anti-bribery laws and regulations of the U.S. government and those of various international and subnational jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA and the UKBA, as well as anti-corruption laws of the various jurisdictions in which we operate. The FCPA and other laws prohibit us and our officers, directors, employees and agents acting on our behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. We are subject to the jurisdiction of various governments and regulatory agencies outside of the United States, which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our global operations expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive and disruptive. If we have been determined to be in violation of the FCPA, the UKBA or other anti-corruption laws, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages) which could have a material and adverse effect on our business, financial condition and results of operations.
Our business activities are also subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by OFAC. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm, which could have a material and adverse effect on our business, financial condition and results of operations.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2015, goodwill and other identifiable intangible assets were approximately $910.2 million, or 53.7% of our total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with the guidance under Financial Accounting Standards Board (“FASB”) ASC 350-20, “Intangibles—Goodwill and Other,” we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we sell, challenges to the validity of certain registered intellectual property, reduced sales of certain products incorporating registered intellectual property and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
Our growth strategy may include acquisitions, and we may not be able to execute on our acquisition strategy or integrate acquisitions successfully which could materially adversely affect our business.
As part of our growth strategy, we may consider the acquisition of other companies, assets and product lines that either complement or expand our existing business and create economic value. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks, which may include:

•	the diversion of management’s time and attention from other business concerns to the assimilation of the acquired companies and their employees and on the management of expanding operations;

•	the use of debt to finance acquisitions, increasing the risk that we may be unable to satisfy our financial obligations;

•	the incorporation of acquired products into our product line;

•	the disruption of existing supplier or customer relationships and the difficulty of presenting a unified corporate image;

•	the increasing demands on our operational systems and integration costs, which may be greater than expectations;

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;

•	increased regulatory scrutiny as a result of perceived concentration in certain markets;

•
the impact of accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, which may cause us to experience greater earnings volatility and generally lower earnings during period in which we acquire new businesses; and

•	difficulties in retaining key employees, customers or suppliers of the acquired business.
We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with any future acquisitions. Any indemnification rights we obtain in the future may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.
In addition, any acquisition, once successfully integrated, may not perform as planned, be accretive to earnings or prove to be beneficial to our operations and cash flow. The costs of such integration could have a material adverse effect on our business, financial condition or results of operations.

Our business and reputation could suffer if we are unable to protect our information systems against, or effectively respond to, cybersecurity incidents or if our information systems are otherwise disrupted.
We depend on information technology, including public websites, for many activities important to our business, including to enable and improve the effectiveness of our operations, to order and manage materials from suppliers, to maintain financial accuracy and efficiency, to comply with regulatory, financial reporting, legal and tax requirements, to collect and store sensitive data and confidential information, and to communicate electronically among our global operations and with our employees and the employees of our suppliers and other third parties. If we do not allocate and effectively manage the resources necessary to build and sustain our IT infrastructure, if we fail to timely identify or appropriately respond to cybersecurity incidents, or if our information systems are damaged, destroyed or shut down (whether as a result of natural disasters, fires, power outages, acts of terrorism or other catastrophic events, network outages, software, equipment or telecommunications failures, user errors, or from deliberate cyberattacks such as malicious or disruptive software, denial of service attacks, malicious social engineering, hackers or otherwise), our business could be disrupted and we could, among other things, be subject to: transaction errors; processing inefficiencies; the loss of, or failure to attract new, customers; the loss of revenues from unauthorized use, acquisition or disclosure of or access to confidential information; the loss of or damage to intellectual property or trade secrets, including the loss or unauthorized disclosure of sensitive data, confidential information or other assets; damage to our reputation; litigation; regulatory enforcement actions; violation of data privacy, security or other laws and regulations; and remediation costs. Further, our information systems and the information stored therein, could be compromised by, and we could experience similar adverse consequences due to unauthorized outside parties intent on accessing or extracting sensitive data or confidential information, corrupting information or disrupting business processes or by inadvertent or intentional actions by our employees or agents. Similar risks exist with respect to the third-party vendors we rely upon for aspects of our IT support services and administrative functions, including payroll processing, health and benefit plan administration and certain finance and accounting functions.
Many factors may adversely affect the price of our common stock and our business, financial condition or results of operations.
Many factors may adversely affect the price of our common stock and our business, financial condition or results of operations. Such factors, some of which are beyond our control, may include, but are not limited to: unfavorable economic conditions; changes in financial or tax reporting and changes in accounting principles or practices that materially affect our reported financial condition and results; investor perceptions of our performance; actions by shareholders or others seeking to influence our business strategies; speculation by the media or investment community regarding our business; trading activity in our common stock or trading activity in derivative instruments with respect to our common stock; and the impact of our share repurchase programs or dividend rate. In addition, corporate actions, such as those we may or may not take from time to time as part of our continuous review of our corporate structure, including as a result of business, legal and tax considerations, may not have the impact we intend and may adversely affect the price of our common stock and our business, financial condition or results of operations. The above factors, as well as other risks included in this "Item 1A. Risk Factors," could adversely affect the price of our common stock and our business, financial condition or results of operations.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
As of December 31, 2015, we had $955.2 million aggregate principal amount of senior debt outstanding, including $465.0 million outstanding principal amount under our 7.75% Senior Notes due 2021 (the “Senior Unsecured Notes”) and $482.0 million under our senior secured term loan facility due September 2020 (the "New Term Loan Facility"). We also had $91.8 million (excluding approximately $14.2 million of undrawn letters of credit) of availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and $13.2 million of undrawn availability under other lines of credit, in each case subject to borrowing base or other limitations.
Our substantial indebtedness could limit our ability to satisfy our obligations and operate our business and could also impair our competitive position. For example, it could:

•	make it more difficult for us to satisfy our obligations under the Senior Unsecured Notes, the ABL Facility or the New Term Loan Facility;

•
increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures, acquisitions, or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in general economic conditions or in our business and industry;

•	place us at a disadvantage compared to competitors that may have proportionately less debt;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and

•	increase our cost of borrowing.
Despite our current indebtedness levels and restrictive covenants, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our current, substantial indebtedness.
Certain agreements governing our indebtedness, including the indenture relating to our Senior Unsecured Notes and the credit agreements governing our ABL Facility and our New Term Loan Facility, contain restrictions on the incurrence of additional indebtedness, subject to specified conditions and limitations. Under certain circumstances, the amount of indebtedness, including senior secured indebtedness, we could incur in compliance with these restrictions could be substantial. Additionally, these restrictions may not prevent us from incurring obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness. If we add new debt to our outstanding debt levels, the risks relating to our indebtedness would increase. If we incur additional debt, the risks associated with our substantial leverage and the ability to service such debt would increase. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The credit agreements governing our ABL Facility and New Term Loan Facility and the indenture governing our Senior Unsecured Notes impose significant operating and financial restrictions on Milacron LLC and its subsidiaries, which may prevent us from capitalizing on business opportunities.
The credit agreements governing our ABL Facility and New Term Loan Facility and the indenture governing our Senior Unsecured Notes impose significant operating and financial restrictions on the issuers of such indebtedness and their restricted subsidiaries. These restrictions limit the ability of Milacron LLC and its restricted subsidiaries, among other things, to:

•	incur, assume or permit to exist additional indebtedness (including guarantees thereof);

•	pay dividends or certain other distributions on their capital stock or repurchase our capital stock or prepay subordinated indebtedness;

•	incur liens on assets;

•	make certain investments or other restricted payments;

•	allow to exist certain restrictions on the ability of the restricted subsidiaries to pay dividends or make other payments to the issuers of such indebtedness;

•	engage in transactions with affiliates;

•	sell certain assets or merge or consolidate with or into other companies;

•	guarantee indebtedness; and

•	alter the business that we conduct.
In addition, our ABL Facility contains a financial covenant requiring Milacron LLC and its restricted subsidiaries to maintain a 1.0 to 1.0 minimum trailing four quarter fixed charge coverage ratio, to be tested at any time that excess availability under the ABL Facility decreases to a level below the greater of 12.5% of the aggregate revolver commitments and $13.75 million, until the date on which excess availability exceeds the greater of 12.5% of the aggregate revolver commitments and $13.75 million for 30 consecutive days.
As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. As of December 31, 2015, we were in compliance with all of the covenants under our debt instruments. However, we may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the applicable lenders or noteholders and/or amend the covenants. A breach of any of these covenants could result in an event of default under one or more of the credit agreements governing the ABL Facility and the New Term Loan Facility or the indenture governing the Senior Unsecured Notes and, if not cured or waived, could give the holders of the defaulted debt a right to accelerate such debt. Acceleration of any of our debt could result in cross-defaults under our other debt instruments.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We are headquartered in Cincinnati, Ohio in a 22,000 square foot leased facility. This facility is used for management offices as well as certain human resources, information technology, finance, and treasury functions. We have taken a disciplined approach in realigning our manufacturing presence to optimize our cost structure and ability to serve high growth regions. We operate sales offices in over 20 countries with a sales and service network that covers all major markets across the globe.
The following table describes our principal owned and leased properties as of December 31, 2015:

Location	Square Footage	Type	Own/ Lease	APPT	MDCS	Fluids
Americas
Atlanta, Georgia	39,000	Manufacturing	Lease	•
Batavia, Ohio	490,000	Manufacturing	Own	•
Irvine, California	16,000	Distribution	Lease	•
McPherson, Kansas	93,000	Manufacturing	Lease	•
Mt. Orab, Ohio	213,000	Manufacturing	Own	•
Rowley, Massachusetts	46,000	Manufacturing	Lease	•
Querétaro, Mexico	31,000	Distribution and Service	Lease	•
Southlake, Texas	24,000	Distribution and Service	Lease	•
Tecumseh, Michigan	75,000	Manufacturing	Lease	•
Georgetown, Ontario, Canada	122,000	Manufacturing	Lease		•
Georgetown, Ontario, Canada	54,000	R&D	Lease		•
Brantford, Ontario, Canada	18,000	Manufacturing	Lease		•
Sao Paulo, Brazil	12,000	Manufacturing	Lease		•
Madison Heights, Michigan	71,000	Distribution	Own		•
Greenville, Michigan	65,000	Manufacturing	Lease		•
Windsor, Ontario, Canada	24,000	Manufacturing	Own		•
Youngwood, Pennsylvania	140,000	Manufacturing	Own		•
Cincinnati, Ohio	76,000	Manufacturing	Own			•
Querétaro, Mexico	14,000	Distribution and Service	Lease			•
Europe
Berlin, Germany	16,000	Distribution and Service	Lease	•
Magenta, Italy	97,000	Manufacturing	Own	•
Malterdingen, Germany	420,000	Manufacturing	Own	•
Policka, Czech Republic	191,000	Manufacturing	Own	•
Baden-Baden, Germany	36,000	Manufacturing	Lease		•
Hereford, United Kingdom	16,000	Manufacturing	Lease		•
Zeletava, Czech Republic	70,000	Manufacturing	Own		•
Vlaardingen, Netherlands	74,000	Manufacturing	Own			•
Asia Pacific
Ahmedabad, India	201,000	Manufacturing	Own	•
Jiangyin, China	87,000	Manufacturing	Lease	•
Kawasaki, Japan	8,000	Distribution	Own		•
Kunshan, China	176,000	Manufacturing	Own		•
Coimbatore, India	24,000	Manufacturing	Lease		•
Shenzhen, China	19,000	Distribution	Lease		•
Shinoli, India	22,000	Manufacturing	Own		•
Shanghai, China	59,000	Manufacturing	Lease			•
Ulsan, South Korea	100,000	Manufacturing	Own			•
Total	3,239,000

ITEM 3. LEGAL PROCEEDINGS
The Company is involved in litigation from time to time in the regular course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. The Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition, results of operations or cash flows. However, the final amounts required to resolve these matters could differ materially from our recorded estimates. See Note 14 of the Notes to Consolidated Financial Statements within "Item 8. Financial Statements and Supplementary Data."
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Equity
The Company's common stock began trading on the New York Stock Exchange (NYSE) under the symbol MCRN on June 25, 2015. As of February 25, 2016, there were approximately 60 holders of record of our common stock.
The table below sets forth for the calendar quarters indicated the reported high and low sales prices of the Company's common stock:

	2015
	High	Low
First Quarter	N/A	N/A
Second Quarter	$20.44	$19.06
Third Quarter	$21.46	$14.28
Fourth Quarter	$19.07	$12.33
Dividends
We do not intend to pay cash dividends on our common stock in the foreseeable future. We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock is dependent upon cash dividends and distributions and other transfers from our subsidiaries. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. The declaration and payment of dividends also is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding Securities Authorized for Issuance Under Equity Compensation Plans, see Part III, Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
None.
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph compares the Company's cumulative total shareholder return with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Dow Jones U.S. Industrial Machinery Index for the period from June 25, 2015 to December 31, 2015, assuming a fixed investment of $100 made at the respective closing prices on June 25, 2015 and the reinvestment of cash dividends.

Comparison of Cumulative Total Return
6/25/15 to 12/31/15
$120
$110
$100
$90
$80
$70
$60
$50
6/30/2015
9/30/2015
12/31/2015
MCRN
S&P 500 Index
Dow Jones U.S. Industrial Machinery Index

	June 25, 2015	September 30, 2015	December 31, 2015
MCRN	$100	$89.63	$63.89
S&P 500 Index	$100	$91.33	$97.22
Dow Jones U.S. Industrial Machinery Index	$100	$82.46	$86.29

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the periods and as of the dates indicated. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements that are included in "Item 8. Financial Statements and Supplemental Data." The consolidated statements of operations data for the period from January 1, 2012 to April 30, 2012 ("Predecessor"), for the period from May 1, 2012 to December 31, 2012 ("Successor") and for the year ended December 31, 2011, and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not present elsewhere in this Form 10-K.
In April 2012, CCMP, together with members of our management formed Milacron Holdings Corp. and, through Milacron Holdings Corp., acquired all of the capital stock of Milacron Intermediate Holdings Inc. Milacron in all periods prior to May 2012 is referred to as “Predecessor,” and in all periods including and after such date is referred to as “Successor.” As a result of acquisition accounting adjustments associated with the CCMP Acquisition, the consolidated financial statements for all Successor periods may not be comparable to those of the Predecessor period. In addition, our historical financial statements for the periods prior to the acquisition of Mold-Masters on March 28, 2013 may not be comparable to our financial statements for periods following such acquisition.
Our historical results are not necessarily indicative of future operating results. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and "Item 8. Financial Statements and Supplementary Data."
Selected Financial Data (U.S. GAAP)

	Successor				Predecessor
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Period from May 1, 2012 to December 31, 2012	Period from January 1, 2012 to April 30, 2012	Year ended December 31, 2011
	(in millions, except per share data)
Balance sheet data:
Cash and cash equivalents	$67.5	$81.5	$100.7	$48.4		$39.7
Accounts receivable, net	204.4	183.3	174.5	105.6		98.4
Inventories, net	238.9	238.1	207.4	165.3		165.4
Property and equipment, net	221.8	216.9	203.6	119.7		74.8
Total assets	1,696.3	1,769.8	1,768.3	664.3		421.3
Accounts payable	79.2	89.9	83.4	67.0		69.5
Advanced billings and deposits	39.7	58.5	56.2	29.2		47.7
Total debt and capital lease obligations, including current portion (a)	939.7	1,013.7	963.5	276.8		144.5

Statements of operations data:
Net sales	$1,179.5	$1,211.3	$1,028.8	$571.7	$260.7	$783.2
Operating earnings	71.8	85.1	54.3	3.2	14.4	76.8
Net (loss) earnings attributable to Milacron Holdings Corp.	(38.8)	(14.8)	(24.6)	(21.2)	0.3	58.2

Basic (loss) earnings per share	$(0.65)	$(0.28)	$(0.55)	$(1.02)	$4.36	$624.30
Diluted (loss) earnings per share	$(0.65)	$(0.28)	$(0.55)	$(1.02)	$4.04	$594.87

Statements of cash flows data:
Net cash provided by operating activities	$23.0	$37.6	$82.1	$8.1	$12.4	$26.2
Net cash used in investing activities	(73.3)	(94.3)	(993.4)	(210.3)	(4.9)	(16.4)
Net cash provided by (used in) financing activities	41.6	41.2	964.8	55.2	(17.2)	(10.2)
(a) Balances as of December 31, 2013, 2012 and 2011 have been conformed to the 2015 presentation for the classification of debt issuance costs of $25.9 million, $8.0 million and $3.4 million, respectively.

Other Selected Financial Data (Non-GAAP)

	Successor				Predecessor
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Period from May 1, 2012 to December 31, 2012	Period from January 1, 2012 to April 30, 2012	Year ended December 31, 2011
	(in millions, except per share data)
Adjusted EBITDA	$213.4	$198.5	$161.6	$71.2	$24.5	$84.9
Adjusted Net Income	98.2	74.5	57.0	34.7	8.1	59.8
We prepare our financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP"). To supplement this information, we also use the following non-GAAP financial measures: Adjusted EBITDA and Adjusted Net Income. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.
We refer to pages 35 through 38 of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed reconciliation of reported (U.S. GAAP) net loss attributable to Milacron Holdings Corp. to Adjusted Net Income and Adjusted EBITDA and operating earnings to Adjusted EBITDA. We also refer to these pages for information regarding, but not limited to, (1) how we believe the Non-GAAP measures provide useful information to investors; (2) how we use the Non-GAAP measures to evaluate our business; and (3) the limitations of these Non-GAAP measures.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements based on current expectations and related to future events and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1A. Risk Factors."
Executive Overview
For the year ended December 31, 2015, we reported sales of $1,179.5 million, operating earnings of $71.8 million and a net loss attributable to Milacron Holdings Corp. of $38.8 million. This compares to sales of $1,211.3 million, operating earnings of $85.1 million and a net loss attributable to Milacron Holdings Corp. of $14.8 million for the year ended December 31, 2014. Excluding $66.2 million of unfavorable effects of foreign currency movements, sales increased 2.8% compared to the prior period. The net loss during the year ended December 31, 2015 was primarily driven by the $22.2 million loss on the early extinguishment of debt and $17.4 million of additional stock-based compensation expense recognized in connection with our initial public offering ("IPO") and the accelerated vesting of certain awards. Adjusted EBITDA increased 7.5% to $213.4 million, or 18.1% of sales, during the year ended December 31, 2015 compared to $198.5 million in Adjusted EBITDA, or 16.4% of sales, during the year ended December 31, 2014. Adjusted Net Income increased 31.8% to $98.2 million, or 8.3% of sales, during the year ended December 31, 2015 compared to $74.5 million in Adjusted Net Income, or 6.2% of sales, during the year ended December 31, 2014.
Advanced Plastic Processing Technologies

For the year ended December 31, 2015, APPT generated $674.0 million in sales and $87.0 million in Adjusted EBITDA, or 12.9% of sales, before corporate expenses, compared to $675.8 million in sales and $81.0 million in Adjusted EBITDA, or 12.0% of sales, before corporate expenses, in the same period in 2014. Excluding $24.4 million of unfavorable effects of foreign currency movements, sales increased 3.3% compared to the prior period.

Melt Delivery and Control Systems

For the year ended December 31, 2015, MDCS generated $390.3 million in sales and $120.1 million in Adjusted EBITDA, or 30.8% of sales, before corporate expenses, compared to $406.7 million in sales and $114.4 million in Adjusted EBITDA, or 28.1% of sales, before corporate expenses, in the same period in 2014. Excluding $29.3 million of unfavorable effects of foreign currency movements, sales increased 3.2% compared to the prior period.

Fluid Technologies

For the year ended December 31, 2015, Fluids generated $115.2 million in sales and $24.7 million in Adjusted EBITDA, or 21.4% of sales, before corporate expenses, compared to $128.8 million in sales and $23.8 million in Adjusted EBITDA, or 18.5% of sales, before corporate expenses, in the same period in 2014. Excluding $12.5 million of unfavorable effects of foreign currency movements, sales decreased 0.9% compared to the prior period.

During the year ended December 31, 2015, cash decreased $14.0 million primarily due to a fourth quarter acquisition, capital expenditures, payments on our debt and the effects of foreign currency translation. Operating activities generated $23.0 million of cash during the year ended December 31, 2015 compared to $37.6 million of cash in the same period of 2014. The decrease in operating cash flow from 2014 was primarily driven by the $13.8 million premium paid to redeem the senior secured notes due 2019 (the "Senior Secured Notes"). Investing activities used $73.3 million of cash during the year ended December 31, 2015 primarily due to capital expenditures and a fourth quarter acquisition. Financing activities generated $41.6 million during the year ended December 31, 2015 primarily as a result of the net effect of the proceeds from our IPO, debt refinancing and dividends paid to shareholders.

Cash on hand at December 31, 2015 was $67.5 million, and we had approximately $105.0 million available for borrowing under our asset-based and other credit facilities.

New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders for the year ended December 31, 2015 were $1,174.6 million, a decrease of $55.8 million, or 4.5%, compared to $1,230.4 million for the year ended December 31, 2014. Excluding $66.6 million of unfavorable effects of foreign currency movements, new orders increased 0.9% compared to the prior period due to low single digit growth within our APPT segment.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at December 31, 2015 was $211.6 million, a decrease of $16.3 million from December 31, 2014. Excluding $8.3 million of unfavorable effects of foreign currency movements, backlog decreased 3.5% compared to December 31, 2014. The decrease in our backlog is primarily driven by a large order received in the fourth quarter of 2014 within the automotive portion of our APPT segment. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
Backlog of confirmed orders for equipment within the APPT business is tracked on a monthly basis. Lead times can vary significantly depending on the type and size of machine. Backlog within our MDCS business is relatively stable, as mold bases and hot runner systems have a short lead time from receipt of order to shipment with a global average of six to eight weeks; whereas spare parts sales of standard products are typically in stock and shipped with very little lead time. We do not track backlog in our Fluids segment as most orders are filled with minimal lead time.

Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2015	2014
	(in millions)
Net sales	$1,179.5	$1,211.3
Cost of sales	775.6	792.3
Manufacturing margins	403.9	419.0
Operating expenses:
Selling, general and administrative expenses	261.1	266.9
Amortization expense	35.9	44.2
Loss on currency translation	21.6	16.3
Other expense, net	13.5	6.5
Total operating expenses	332.1	333.9
Operating earnings	71.8	85.1
Interest expense, net	68.0	74.6
Loss on debt extinguishment	22.2	3.4
(Loss) earnings before income taxes	(18.4)	7.1
Income tax expense	20.4	22.0
Net loss	(38.8)	(14.9)
Less: Net loss attributable to the noncontrolling interest	—	0.1
Net loss attributable to Milacron Holdings Corp.	$(38.8)	$(14.8)

Net Sales
Sales for the year ended December 31, 2015 were $1,179.5 million compared to $1,211.3 million for the year ended December 31, 2014, a decrease of $31.8 million or 2.6%. Sales benefited from growth in our APPT and MDCS business segments driven by higher revenue in North America, Europe and Asia. Excluding $66.2 million of unfavorable effects of foreign currency movements, sales increased $34.4 million, or 2.8%, compared to the prior period.
The following table sets forth our sales by segment for the periods presented:

	Year Ended December 31,
	2015	2014
	(in millions)
Net sales by segment:
Advanced Plastic Processing Technologies	$674.0	$675.8
Melt Delivery and Control Systems	390.3	406.7
Fluid Technologies	115.2	128.8
Total	$1,179.5	$1,211.3

Sales for our APPT segment for the year ended December 31, 2015 were $674.0 million compared to $675.8 million for the year ended December 31, 2014, a decrease of $1.8 million or 0.3%. Sales benefited from growth in the North America and India with an increase in sales to the consumer goods industry. Excluding $24.4 million of unfavorable effects of foreign currency movements, sales increased $22.6 million, or 3.3%, compared to the prior period.
Sales for our MDCS segment for the year ended December 31, 2015 were $390.3 million compared to $406.7 million for the year ended December 31, 2014, a decrease of $16.4 million or 4.0%. Sales benefited from regional growth in Europe and China and an increase in sales to the automotive, packaging and consumer goods end markets. Excluding $29.3 million of unfavorable effects of foreign currency movements, sales increased $12.9 million, or 3.2%, compared to the prior period.

Sales for our Fluids segment for the year ended December 31, 2015 were $115.2 million, compared to $128.8 million for the year ended December 31, 2014, a decrease of $13.6 million or 10.6%. Regionally, sales benefited from growth in Europe offset by a decline in North America.  End market segment growth was driven by the automotive and consumer goods offset by slight declines across most other end markets. Excluding $12.5 million of unfavorable effects of foreign currency movements, sales decreased $1.1 million, or 0.9%, compared to the prior period.
Cost of Sales
Cost of sales for the year ended December 31, 2015 was $775.6 million compared to $792.3 million for the year ended December 31, 2014, a decrease of $16.7 million or 2.1%, primarily due to lower reported sales, low-cost country initiatives and other cost reduction initiatives.
Manufacturing Margin
Our manufacturing margin (or gross margin) for the year ended December 31, 2015 was $403.9 million compared to $419.0 million for the year ended December 31, 2014, a decrease of $15.1 million or 3.6%.
The manufacturing margin as a percent of sales for the year ended December 31, 2015 was 34.2% compared to 34.6% for the year ended December 31, 2014.
Manufacturing margins in 2015 are relatively flat compared to 2014. While the Company has realized material cost savings and benefits from cost reduction actions, these improvements have been partially offset by the effects of foreign currency translation and competitive pricing pressure on sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2015 were $261.1 million compared to $266.9 million for the year ended December 31, 2014, a decrease of $5.8 million or 2.2%. Selling, general and administrative expenses in the year ended December 31, 2015 include increased costs associated with trade show expenses in North America and India, costs incurred related to preparing for our IPO, organizational redesign costs and stock-based compensation expense associated with the accelerated vesting of certain awards. These expenses were offset by lower variable selling expense and the benefit of cost reduction initiatives.
Amortization Expense
Amortization expense related to intangible assets for the year ended December 31, 2015 was $35.9 million compared to $44.2 million for the year ended December 31, 2014, a decrease of $8.3 million or 18.8%. The decrease is primarily related to accelerated amortization methods on our intangible assets subject to amortization as well as favorable foreign currency translation effects.
Loss on Currency Translation
Loss on currency translation for the year ended December 31, 2015 was $21.6 million compared to $16.3 million for the year ended December 31, 2014, an increase of $5.3 million or 32.5%. The losses primarily relate to the translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters. We are also exposed where we purchase supplies or sell products in currencies other than our local operation’s functional currency.
Other Expense, Net
Other expense for the year ended December 31, 2015 was $13.5 million compared to expense of $6.5 million for the year ended December 31, 2014, an increase of $7.0 million or 107.7%. The increase is principally driven by expenses incurred in conjunction with our organizational redesign initiatives in Europe as well as the $2.2 million impairment on certain trademarks incurred in 2015 which were discontinued as a result of our recent branding initiative. This increase was partially offset by a $1.5 million gain recognized on the termination of our postretirement medical plan.
Operating Earnings
Operating earnings for the year ended December 31, 2015 were $71.8 million compared to $85.1 million for the year ended December 31, 2014, a decrease of $13.3 million or 15.6%. The decrease is mainly attributable to an increase in costs to prepare for our IPO, acceleration of stock-based compensation expense, costs incurred related to our organizational redesign initiatives, and an impairment of certain trademarks discontinued as a result of our recent branding initiative.

Interest Expense, Net
Interest expense, net of interest income, for the year ended December 31, 2015 was $68.0 million compared to $74.6 million for the year ended December 31, 2014, a decrease of $6.6 million or 8.8%. Interest expense in 2015 was impacted by changes in our credit facilities including our senior secured term loan facility due September 2020 (the "New Term Loan Facility") that was entered into on May 15, 2015.
Loss on Debt Extinguishment
Loss on debt extinguishment was $22.2 million for the year ended December 31, 2015. The loss on debt extinguishment is principally related to the $13.8 million premium paid upon the repayment of our 8.375% senior secured notes due 2019 (the "Senior Secured Notes") as well as the related write-off of deferred financing costs during the period. Loss on debt extinguishment was $3.4 million for the year ended December 31, 2014 and primarily relates to the premium paid for the early extinguishment of $55.0 million of our Senior Secured Notes as well as the related write-off of deferred financing costs during the period. Additionally, we recognized a loss of $0.5 million related to the write-off of previously deferred financing costs associated with our senior secured term loan facility due March 2020 (the "Term Loan Facility") during the year ended December 31, 2014.
Income Tax Expense
Income tax expense for the year ended December 31, 2015 was $20.4 million compared to $22.0 million for the year ended December 31, 2014, a decrease of $1.6 million or 7.3%. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
Comparison of the Years Ended December 31, 2014 and 2013
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2014	2013
	(in millions)
Net sales	$1,211.3	$1,028.8
Cost of sales	792.3	689.1
Manufacturing margins	419.0	339.7
Operating expenses:
Selling, general and administrative expenses	266.9	223.4
Amortization expense	44.2	47.6
Loss on currency translation	16.3	10.4
Other expense, net	6.5	4.0
Total operating expenses	333.9	285.4
Operating earnings	85.1	54.3
Interest expense, net	74.6	70.1
Loss on debt extinguishment	3.4	—
Earnings (loss) before income taxes	7.1	(15.8)
Income tax expense	22.0	8.9
Net loss	(14.9)	(24.7)
Less: Net loss attributable to the noncontrolling interest	0.1	0.1
Net loss attributable to Milacron Holdings Corp.	$(14.8)	$(24.6)

Net Sales
Sales for the year ended December 31, 2014 were $1,211.3 million compared to $1,028.8 million for the year ended December 31, 2013, an increase of $182.5 million or 17.7%. Sales in 2014 benefited from an incremental $87.5 million related to a full year effect of prior year acquisitions, in addition to market growth in our North American and Indian equipment businesses, primarily the automotive end market segment. Additionally, sales benefited from increased volume within our APPT segment and $31.2 million of sales related to businesses acquired during 2014. Unfavorable foreign currency translation effects reduced sales by $12.2 million compared to average exchange rates for 2013.

The following table sets forth our sales by segment for the periods presented:

	Year Ended December 31,
	2014	2013
	(in millions)
Net sales by segment:
Advanced Plastic Processing Technologies	$675.8	$580.1
Melt Delivery and Control Systems	406.7	320.5
Fluid Technologies	128.8	128.2
Total	$1,211.3	$1,028.8

Sales for our APPT segment for the year ended December 31, 2014 were $675.8 million compared to $580.1 million for the year ended December 31, 2013, an increase of $95.7 million or 16.5%. Sales in 2014 benefited from market growth in North America through increased sales in the automotive and appliances/housewares end markets, market growth in Indian equipment businesses and $23.4 million of sales related to businesses acquired in 2014. Sales in our European equipment business decreased slightly. Unfavorable foreign currency translation effects decreased sales by $4.6 million compared to average exchange rates for 2013.
Sales for our MDCS segment for the year ended December 31, 2014 were $406.7 million compared to $320.5 million for the year ended December 31, 2013, an increase of $86.2 million or 26.9%. Sales in 2014 include a full year effect of prior year acquisitions and $7.8 million related to partial year impact of recent acquisitions. Unfavorable foreign currency translation effects decreased sales by $7.1 million compared to average exchange rates for 2013. In 2014, MDCS recognized increases in sales from both new products, including E-Multi and Fusion for the automotive market, in addition to sales growth from geographic expansion, particularly India and North America.
Sales for our Fluids segment for the year ended December 31, 2014 were $128.8 million, compared to $128.2 million for the year ended December 31, 2013, an increase of $0.6 million or 0.5%. Sales growth was primarily in our European business partially offset by a decrease in the North American business from 2013. Unfavorable foreign currency translation effects decreased sales by $0.5 million compared to average exchange rates for 2013.
Cost of Sales
Cost of sales for the year ended December 31, 2014 was $792.3 million compared to $689.1 million for the year ended December 31, 2013, an increase of $103.2 million or 15.0%, primarily due to increased sales volumes.
Manufacturing Margin
Our manufacturing margin (or gross margin) for the year ended December 31, 2014 was $419.0 million compared to $339.7 million for the year ended December 31, 2013, an increase of $79.3 million or 23.3%. The manufacturing margin in 2014 reflects an incremental $56.2 million related to the full year effect of prior year acquisitions in addition to the effect of higher sales volumes, material cost savings and efficiency savings partially offset by competitive pricing pressure, some higher manufacturing-related costs and the effect of foreign currency translation.
The manufacturing margin as a percent of sales for the year ended December 31, 2014 was 34.6% compared to 33.0% for the year ended December 31, 2013. The change was due to material cost savings, higher manufacturing capacity utilization and a full year effect of higher margin sales. These improvements were partially offset by the impact of mix in our sales portfolio as APPT sales increased over the same period from the prior year and carry a lower margin. Additionally, margins were negatively impacted by competitive pricing pressures on sales, higher manufacturing-related costs and foreign currency translation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2014 were $266.9 million compared to $223.4 million for the year ended December 31, 2013, an increase of $43.5 million or 19.5%. The increase is primarily driven by an incremental $20.5 million related to the full year effect of prior year acquisitions, along with higher variable sales expenses related to sales growth, higher costs related to investments in our sales and service capabilities, the development of our global sourcing, human resource and executive management teams and other costs incurred related to preparing for our IPO and organizational redesign.

Amortization Expense
Amortization expense related to intangible assets for the year ended December 31, 2014 was $44.2 million compared to $47.6 million for the year ended December 31, 2013, a decrease of $3.4 million or 7.1%. While amortization expense includes a full year of amortization on the intangible assets related to the acquisition of Mold-Masters and the partial year effect for other acquisitions completed in 2014, the increase is offset by favorable foreign currency translation effects.
Loss on Currency Translation
Loss on currency translation for the year ended December 31, 2014 was $16.3 million compared to $10.4 million for the year ended December 31, 2013, an increase of $5.9 million or 56.7%. The losses primarily relate to the translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters. We are also exposed where we purchase supplies or sell products in currencies other than our local operation’s functional currency.
Other Expense, Net
Other expense for the year ended December 31, 2014 was $6.5 million compared to expense of $4.0 million for the year ended December 31, 2013, an increase of $2.5 million or 62.5%.
Operating Earnings
Operating earnings for the year ended December 31, 2014 were $85.1 million compared to $54.3 million for the year ended December 31, 2013, an increase of $30.8 million or 56.7%. The increase partially is attributable to the inclusion of the results of prior year acquisitions, in addition to margin improvements related to higher sale volumes, material cost savings and lower business combination expenses. These improvements were offset in part by increased variable sales expense and investments in sales and service capabilities and in our global leadership team, higher manufacturing-related expenses and acquisition integration activities.
Interest Expense, Net
Interest expense, net of interest income, for the year ended December 31, 2014 was $74.6 million compared to $70.1 million for the year ended December 31, 2013, an increase of $4.5 million or 6.4%. The increase was primarily due to a full year’s effect of the incremental incurred debt in connection with the acquisition of Mold-Masters. The effect of increasing our Term Loan Facility and paying down a portion of our Senior Secured Notes was not material.
Loss on Debt Extinguishment
Loss on debt extinguishment was $3.4 million for the year ended December 31, 2014 and primarily relates to the premium paid for the early extinguishment of $55.0 million of our Senior Secured Notes as well as the related write-off of deferred financing costs during the period. Additionally, we recognized a loss of $0.5 million related to the write-off of previously deferred financing costs associated with our Term Loan Facility during the year ended December 31, 2014.
Income Tax Expense
Income tax expense for the year ended December 31, 2014 was $22.0 million compared to $8.9 million for the year ended December 31, 2013, an increase of $13.1 million or 147.2%. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances. The increase in income tax expense in 2014 was primarily related to the increase in earnings before income taxes. In addition, income tax expense in 2013 included a benefit of $3.2 million related to the impact of a three-year reduced statutory tax rate at one of our non-U.S. subsidiaries.
Non-GAAP Financial Measures
We prepare our financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP"). To supplement this information, we also use the following non-GAAP financial measures: Adjusted EBITDA and Adjusted Net Income. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

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
We believe that the inclusion of Adjusted EBITDA in this Annual Report on Form 10-K is useful to provide additional information to investors about certain material non-cash items as well as items considered to be one-time or non-recurring to the operations of the business. While we believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors, because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be considered as an alternative to performance measures derived in accordance with U.S. GAAP. Adjusted EBITDA is calculated as net earnings (loss) attributable to Milacron Holdings Corp. before income tax expense, interest expense, net, depreciation and amortization further adjusted to exclude other items as reflected in the reconciliation table below.
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
Adjusted Net Income
Adjusted Net Income measures our operating performance by adjusting net earnings (loss) attributable to Milacron Holdings Corp. to exclude amortization expense, non-cash currency effect on intercompany advances, organizational redesign costs, long-term equity options and shareholder's fees, debt costs, acquisition integration costs, professional services, business combination costs and certain other non-recurring items. Management uses this measure to evaluate our core operating results as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business, but includes certain items such as depreciation, interest expense and income tax expense, which are otherwise excluded from Adjusted EBITDA. We believe the presentation of Adjusted Net Income enhances our investors’ overall understanding of the financial performance and cash flow of our business. You should not consider Adjusted Net Income as an alternative to net income (loss) attributable to Milacron Holdings Corp., determined in accordance with U.S. GAAP, as an indicator of operating performance.

The following is a reconciliation of net loss attributable to Milacron Holdings Corp., the most comparable U.S. GAAP measure, to Adjusted Net Income and Adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net loss attributable to Milacron Holdings Corp.	$(38.8)	$(14.8)	$(24.6)
Amortization expense	35.9	44.2	47.6
Currency effect on intercompany advances (a)	23.3	13.8	10.0
Organizational redesign costs (b)	21.7	12.9	4.4
Long-term equity options and shareholder fees (c)	22.9	5.5	5.0
Debt costs (d)	23.2	4.1	0.2
Acquisition integration costs (e)	3.7	4.0	2.0
Professional services (f)	5.2	3.6	2.8
Business combination costs (g)	0.4	1.1	2.9
Fair market value adjustments	—	—	4.8
Other (h)	0.7	0.1	1.9
Adjusted Net Income	98.2	74.5	57.0
Income tax expense	20.4	22.0	8.9
Interest expense, net	68.0	74.6	70.1
Depreciation expense	26.8	27.4	25.6
Adjusted EBITDA	$213.4	$198.5	$161.6

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances associated with the acquisition of Mold-Masters.

(b)
Organizational redesign costs in the year ended December 31, 2015 primarily included $9.3 million of costs related to relocating our facilities in Italy and Belgium to the Czech Republic, $4.4 million for termination costs as a result of eliminated positions, $3.7 million of costs related to the restructuring of Fluids in Europe, and $1.4 million of costs related to the shutdown of facilities. Organizational redesign costs in the year ended December 31, 2014 included $3.4 million for termination costs as a result of eliminated positions, $3.6 million of costs for changes in the executive management team, $2.9 million of costs for the transition of positions to low-cost countries, and $1.9 million of costs related to the shutdown of facilities. Organizational redesign costs in the year ended December 31, 2013 include $2.4 million of severance and $1.3 million related to the exit of a product line and the shutdown of facilities.

(c)
Long-term equity options and shareholder fees include the non-cash charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the years ended December 31, 2015, 2014 and 2013. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)
Debt costs incurred during the year ended December 31, 2015 included $22.2 million of debt extinguishment costs and $1.0 million of fees related to the New Term Loan Facility. Debt costs incurred during the year ended December 31, 2014 included a $2.9 million loss on the early extinguishment of a portion of our Senior Secured Notes. The loss consists of a $1.6 million premium paid for the early extinguishment and $1.3 million of previously deferred financing costs. In the year ended December 31, 2014, we also expensed $0.5 million of previously deferred financing costs and incurred $0.7 million of fees to increase the Term Loan Facility.

(e)
Acquisition integration costs in year ended December 31, 2015 included a $0.4 million gain for an adjustment to an accrued incentive payment and $1.7 million of costs to introduce the integration and new branding of all Milacron companies. In addition, acquisition integration costs in the year ended December 31, 2015 included $1.9 million of costs related to the Kortec, Inc. ("Kortec"), TIRAD s.r.o. ("TIRAD") and Mold-Masters acquisitions for product line integration and other strategic alignment initiatives. Acquisition integration costs in the year ended December 31, 2014 were incurred to fully integrate the acquistion of Mold-Masters, Kortec, TIRAD and certain other smaller acquisitions. Costs included travel, consulting services, restructuring associated with personnel changes and a branding study to integrate the acquired companies into Milacron. Acquisition integration costs in the year ended December 31, 2013 included costs incurred to fully integrate the acquisition of Mold-Masters, including costs for travel and consulting services.

(f)
Professional fees in the year ended December 31, 2015 included $2.8 million of fees for readiness initiatives associated with our IPO and $1.9 million of costs for strategic organizational initiatives. Professional fees in the year ended December 31, 2014 included $1.5 million of costs related to strategic organizational initiatives and $1.3 million of costs related to certain advisory services for readiness initiatives associated with our IPO. Professional fees in the year ended December 31, 2013 included $2.8 million of costs related to operational efficiency, business development, and other one-time advisory projects.

(g)	Business combination costs relate to certain professional, audit and other fees related to the acquisitions of Mold-Masters, Kortec, TIRAD, and certain other smaller acquisitions.

(h)
Other costs for the year ended December 31, 2015 included a $1.5 million non-cash gain related to the termination of a postretirement medical benefit plan and a non-cash charge of $2.2 million related to the impairment of certain trademarks. Other costs in 2013 include a charge of $1.6 million related to environmental remediation required for the disposition of a building associated with a European facility.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Operating earnings:
APPT	$56.5	$51.9	$34.1
MDCS	50.9	57.2	28.8
Fluids	12.9	13.5	12.4
Corporate	(48.5)	(37.5)	(21.0)
Total operating earnings	71.8	85.1	54.3
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	19.9	22.6	25.4
Net loss attributable to noncontrolling interest	—	0.1	0.1
Organizational redesign costs (b)	7.0	5.5	1.3
Acquisition integration costs (e)	1.2	0.3	—
Professional services (f)	0.2	0.5	1.5
Other (h)	2.2	0.1	0.2
Total APPT Adjustments	30.5	29.1	28.5
MDCS Adjustments:
Depreciation and amortization	35.7	39.9	36.4
Fair market value adjustments	—	—	4.8
Currency effect on intercompany advances (a)	23.2	13.5	10.1
Organizational redesign costs (b)	8.3	1.7	2.0
Acquisition integration costs (e)	1.7	1.8	0.8
Professional services (f)	0.3	0.3	0.5
Other (h)	—	—	1.6
Total MDCS Adjustments	69.2	57.2	56.2
Fluids Adjustments:
Depreciation and amortization	6.7	8.9	11.1
Organizational redesign costs (b)	5.0	1.4	—
Professional services (f)	0.1	—	—
Total Fluids Adjustments	11.8	10.3	11.1
Corporate Adjustments:
Depreciation and amortization	0.4	0.2	0.3
Currency effect on intercompany advances (a)	0.1	0.3	(0.1)
Organizational redesign costs (b)	1.4	4.3	1.1
Long-term equity options and shareholder fees (c)	22.9	5.5	5.0
Debt costs (d)	1.0	0.7	0.2
Acquisition integration costs (e)	0.8	1.9	1.2
Professional services (f)	4.6	2.8	0.8
Business combination costs (g)	0.4	1.1	2.9
Other (h)	(1.5)	—	0.1
Total Corporate Adjustments	30.1	16.8	11.5
Adjusted EBITDA:
APPT	87.0	81.0	62.6
MDCS	120.1	114.4	85.0
Fluids	24.7	23.8	23.5
Corporate	(18.4)	(20.7)	(9.5)
Total Adjusted EBITDA	$213.4	$198.5	$161.6

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances associated with the acquisition of Mold-Masters within the MDCS segment.

(b)
Organizational redesign costs in APPT and MDCS segments in the year ended December 31, 2015 included $4.3 million and $5.0 million for costs related to relocating our facilities in Italy and Belgium to the Czech Republic, respectively. As incurred at the respective segments, organizational redesign costs in the year ended December 31, 2015 included $4.4 million for termination costs as a result of eliminated positions. Organizational redesign costs for Fluids during the year ended December 31, 2015 included $3.7 million of severance and one-time project costs related to restructuring in Europe. As incurred at the respective segments, organizational redesign costs in 2014 totaled $3.4 million for salary and severance costs as a result of eliminated positions, $3.6 million for costs related to changes in the executive management team, $2.9 million for costs related to the transition of positions to low-cost countries and $1.9 million for costs due to the shutdown of facilities. Costs in 2013 include $2.4 million of severance for individuals within the respective segments, $0.7 million related to the exit of a product line in MDCS and $0.6 million for the shutdown of facilities in APPT.

(c)
Long-term equity options and shareholder fees in Corporate included the non-cash charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the years ended December 31, 2015, 2014 and 2013. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)
Debt costs incurred during the year ended December 31, 2015 included $1.0 million of fees related to the New Term Loan Facility. Debt costs incurred during the year ended December 31, 2014 included $0.7 million of fees to increase the Term Loan Facility.

(e)
Acquisition integration costs for MDCS in the year ended December 31, 2015 included a $0.4 million gain for an adjustment to an accrued incentive payment and $1.8 million related to the Kortec, TIRAD and Mold-Masters acquisitions for product line integration and other strategic alignment initiatives. Both APPT and Corporate acquisition integration costs for the year ended December 31, 2015 included $0.7 million of one-time costs to introduce the integration and new branding of all Milacron companies, respectively. Acquisition integration costs in the year ended December 31, 2014 were incurred to fully integrate the acquisitions of Mold-Masters, Kortec, TIRAD and certain other smaller acquisitions. Costs included travel, consulting services, restructuring associated with personnel changes and a branding study to integrate the acquired companies into Milacron. Acquisition integrations costs in the year ended December 31, 2013 included costs incurred to fully integrate the acquisition of Mold-Masters, including costs for travel and consulting services.

(f)
Professional fees incurred by Corporate in the year ended December 31, 2015 included $2.0 million of costs for strategic organizational initiatives and $2.6 million of costs for readiness initiatives associated with our IPO. In the year ended December 31, 2014, professional fees by Corporate included $1.5 million for strategic organizational initiatives and $1.3 million for readiness initiatives associated with our IPO. In 2013, professional fees of $1.5 million related to APPT for operational efficiency projects and $0.5 million related to MDCS and $0.8 million related to Corporate for business development and other one-time advisory projects

(g)	Business combination costs for Corporate relate to certain professional, audit and other fees related to the acquisitions of Mold-Masters, Kortec, TIRAD, and certain other smaller acquisitions.

(h)
Other costs in APPT for the year ended December, 31 2015 included a non-cash charge of $2.2 million related to the impairment of certain trademarks. Other costs in Corporate for the year ended December 31, 2015 included a $1.5 million non-cash gain related to the termination of a postretirement medical benefit plan. Other costs within the MDCS segment in 2013 include a charge of $1.6 million related to environmental remediation required for the disposition of a building associated with a European facility.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At December 31, 2015, we had cash and cash equivalents of $67.5 million, a decrease of $14.0 million from December 31, 2014. At December 31, 2015, we had $91.8 million of availability under the ABL Facility and $13.2 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest.
During the year ended December 31, 2015 we used $14.0 million of cash compared to $19.2 million in the year ended December 31, 2014. During 2015, cash was used primarily to pay dividends, fund acquisitions, capital expenditures, working capital growth, and redeem our Senior Secured Notes and our Term Loan Facility offset by the proceeds from our IPO and the New Term Loan Facility. During 2014, cash was used primarily to fund acquisitions, capital expenditures and working capital growth, offset in part by proceeds from the issuance of long-term debt, net of debt redemptions.
On May 14, 2015, we entered into the $730.0 million New Term Loan Facility with JPMorgan Chase Bank, N.A., as administrative agent, and certain financial institutions as lenders and used a portion of the proceeds to repay in full all amounts outstanding under the Term Loan Facility and to redeem all of our outstanding Senior Secured Notes.
On June 30, 2015, we completed our IPO whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The aggregate net proceeds received by us from the offering were approximately $265.0 million, net of underwriting discounts and commissions and estimated offering expenses. The net proceeds were used to repay $248.0 million outstanding under the New Term Loan Facility and $14.1 million outstanding under the ABL Facility. In July 2015 the Company's underwriters exercised their option to purchase additional shares of the Company's common stock. The underwriters purchased 415,600 shares of the Company's common stock at the public offering price of $20.00 per share, less the underwriting discount, and on July 29, 2015 the Company received $7.8 million in proceeds, net of the underwriting discount. These net proceeds were used for general corporate purposes.

We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $105.0 million under these lines of credit.
The following table shows our statements of cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Statements of cash flow data
Net cash provided by operating activities	$23.0	$37.6	$82.1
Net cash used in investing activities	(73.3)	(94.3)	(993.4)
Net cash provided by financing activities	41.6	41.2	964.8
Cash provided by operating activities
Operating activities for the year ended December 31, 2015 generated $23.0 million of cash compared to $37.6 million for the year ended December 31, 2014. The decrease was primarily driven by increased working capital and the $13.8 million premium paid to redeem the Senior Secured Notes.
Operating activities for the year ended December 31, 2014 generated $37.6 million of cash compared to $82.1 million for the year ended December 31, 2013. The decrease was primarily driven by increased working capital to support higher backlog levels.
Cash used in investing activities
Investing activities for the year ended December 31, 2015 used $73.3 million of cash compared to $94.3 million of cash for the year ended December 31, 2014. The decrease was primarily a result of a reduction in acquisitions partially offset by an increase of $11.3 million in capital expenditures.
Investing activities for the year ended December 31, 2014 used $94.3 million of cash compared to $993.4 million of cash for the year ended December 31, 2013. The decrease was primarily driven by the reduction in acquisitions, which included $965.0 million for the acquisition of Mold-Masters in 2013, offset by an increase of $11.4 million in capital expenditures.
Cash provided by financing activities
Financing activities for the year ended December 31, 2015 generated $41.6 million compared to $41.2 million for the year ended December 31, 2014. During the year ended December 31, 2015, cash was generated from the proceeds of our IPO and the New Term Loan Facility, partially offset by the payment of dividends, the redemption of our Senior Secured Notes and the Term Loan Facility and costs associated with our IPO. During the year ended December 31, 2014, sources of funds included the issuance of debt, notably the up-sizing of the Term Loan Facility of $100.0 million, net of a $0.5 million discount, partially offset by the purchase of the non-controlling interest in one of our subsidiaries and the redemption of $55.0 million of our Senior Secured Notes.
Financing activities for the year ended December 31, 2014 generated $41.2 million compared to $964.8 million for the year ended December 31, 2013. During the year ended December 31, 2014, sources of funds included the issuance of debt, partially offset by the redemption of $55.0 million of our Senior Secured Notes, the purchase of the noncontrolling interest in one of our subsidiaries and servicing our long-term debt. During the year ended December 31, 2013, sources of funds included the issuance of debt and $290.6 million related to the issuance of common stock to fund the acquisition of Mold-Masters including transaction and debt issuance costs.
Excluding unamortized discount and debt issuance costs, total debt was $955.2 million at December 31, 2015 compared to $1,035.9 million at December 31, 2014. Total debt at December 31, 2015 included $482.0 million outstanding on the New Term Loan Facility and $465.0 million outstanding on the Senior Unsecured Notes, while the ABL Facility was undrawn except for letter of credit issuances.

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. We had approximately $14.2 million of letters of credit outstanding as of December 31, 2015.
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
Description of the Senior Secured Notes
On April 30, 2012, we issued $275.0 million aggregate principal amount of Senior Secured Notes pursuant to an indenture, dated as of April 30, 2012, among the Company, Mcron Finance Corp, the guarantors party thereto and U.S. Bank National Association, as Trustee and Notes Collateral Agent (the “2012 Indenture”). The Senior Secured Notes mature on May 15, 2019 and interest on the notes is payable semi-annually on May 15 and November 15 of each year. The Senior Secured Notes were issued in a private transaction that is not subject to the registration requirements of the Securities Act. The Senior Secured Notes are secured by first-priority liens on substantially all of the Company and the guarantors’ assets other than accounts receivable, inventory, and other certain assets. The Senior Secured Notes are also secured by a second-priority lien on all of the Company and the guarantors’ assets that secure the ABL Facility. The notes are redeemable, in whole or in part, at any time on or after May 15, 2015 on the redemption dates and at the redemption prices set forth in the 2012 Indenture. In addition, we may redeem up to 35% of the Senior Secured Notes before May 15, 2015 with the net cash proceeds from certain equity offerings. We may also redeem some or all of the Senior Secured Notes before May 15, 2015 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. In addition, we may be required to make an offer to purchase the Senior Secured Notes upon the sale of certain assets and upon a change of control.
On April 29, 2014 and April 30, 2014, we redeemed a combined $55.0 million of our Senior Secured Notes. On May 15, 2015, we redeemed the remaining $220.0 million of our Senior Secured Notes.

Description of the Term Loan Facility
On March 28, 2013, we entered into the $245.0 million Term Loan Facility, with a 50 basis point discount, pursuant to a term loan agreement, among the Company and Milacron LLC, the guarantors party thereto, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC and RBC Capital Markets as joint lead arrangers and bookrunners. The Term Loan Facility matures on March 28, 2020. The Term Loan Facility ranks equal in right of payment with all existing and future senior secured indebtedness of the issuers and guarantors. The Term Loan Facility is also secured by a second-priority lien on all of the Company and the guarantors’ assets that secure the ABL Facility. The interest rates applicable to the Term Loan Facility is, at our option, equal to either (i) the published LIBOR, plus a margin of 3.25% per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR plus 1.00% or (4) 2.25% per annum, plus a margin of 2.25% per annum. In no event will the LIBOR rate be less than 1.00% at any time. The Term Loan Facility provides us with the right at any time to request one or more incremental term increases in an aggregate amount (x) not to exceed $175.0 million plus (y) an unlimited amount so long as our senior secured net leverage ratio does not exceed the specified threshold. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the Term Loan Facility, with the balance payable at final maturity. The following amounts will be applied to repay the Term Loan Facility, subject to certain thresholds, carve-outs and exceptions: (i) 100% of the net cash proceeds of any incurrence of debt by us and certain of our subsidiaries, (ii) 100% of net cash proceeds of any non-ordinary course sale or other disposition of assets by us or certain subsidiaries and (iii) 50% of our excess cash flow, subject to certain reductions.
On March 31, 2014, we exercised our right to request an incremental term increase and borrowed an additional $100.0 million, net of a discount of $0.5 million, under the Term Loan Facility for the principal purpose of funding acquisitions in 2014 as well as refinancing portions of our outstanding debt. The agreement was also amended to reduce the margin on the interest rate from 3.25% to 3.00% for LIBOR loans and from 2.25% to 2.00% for non-LIBOR loans. No other terms of the facility were changed. On May 14, 2015 we repaid $339.1 million, which represents all amounts outstanding under the Term Loan Facility.
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

Description of the New Term Loan Facility
On May 14, 2015, we entered into the $730.0 million New Term Loan Facility, pursuant to a term loan agreement, among Milacron Holdings Corp., Milacron LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The New Term Loan Facility matures on September 28, 2020. The New Term Loan Facility ranks equal in right of payment with all existing and future senior indebtedness of the issuers and guarantors. The New Term Loan Facility is also secured by a second-priority lien on all of the assets of the Company, Milacron LLC and the guarantors that secure the ABL Facility. The interest rate applicable to the New Term Loan Facility is, at our option, equal to either (i) the published LIBOR rate, plus a margin of, depending upon the current total net leverage ratio, 3.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) to 3.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum or (i) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus depending upon the current total net leverage ratio, 2.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) to 2.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum. In no event will the LIBOR rate be less than 1.00% at any time. The New Term Loan Facility provides us with the right, at any time, to request one or more incremental term increases in the aggregate amount (x) $200.0 million plus (y) an unlimited amount so long as our pro forma total net secured leverage ratio does not exceed 4.00 to 1.00 plus (z) the amount of any optional prepayment of any term loan under the New Term Loan Facility to the extent not funded with proceeds of any long-term indebtedness (other than revolving indebtedness) or proceeds of any incremental term facility that effectively extends the maturity date with respect to any class of term loans under the New Term Loan Facility. The following amounts will be applied to repay the New Term Loan Facility, subject to certain thresholds, carve-outs and exceptions: (i) 100% of the net cash proceeds of any incurrence of debt by us and certain of our subsidiaries, (ii) 100% of net cash proceeds of any non-ordinary course sale or other disposition of assets by us or certain subsidiaries and (iii) 50% of our excess cash flow, subject to certain reductions.
As previously noted, on June 30, 2015 we completed our IPO whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The net proceeds, in part, were used to repay $248.0 million outstanding under the New Term Loan Facility.
Description of Other Debt
At December 31, 2015, we have approximately $0.8 million in capital lease obligations outstanding as well as $7.4 million of borrowings under certain lines of credit and discounting programs. We also have approximately $2.9 million of outstanding letters of credit and other commitments related to these facilities at December 31, 2015.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015:

	Total	2016	2017 - 2018	2019 - 2020	Beyond 2020
	(in millions)
New Term Loan Facility	$482.0	$—	$—	$482.0	$—
Senior Unsecured Notes	465.0	—	—	—	465.0
Interest on long term debt (a)	302.3	58.0	116.0	110.3	18.0
Capital lease obligations	0.8	0.4	0.4	—	—
Estimated pension benefit payments (b)	11.4	0.9	1.8	2.0	6.7
Operating leases	23.7	9.4	10.2	3.2	0.9
Total	$1,285.2	$68.7	$128.4	$597.5	$490.6
(a) Amounts include contractual interest payments using the interest rates as of December 31, 2015 applicable to our variable-rate debt and stated fixed interest rates for fixed-rate debt.
(b) Amounts include estimated pension benefit payments based on actuarial estimates and are estimated through 2025.

Off-balance Sheet Arrangements
As part of its normal course of business, Milacron is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Milacron would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Milacron is unable to predict. Milacron has reserved the approximate fair value of these guarantees in accordance with U.S. GAAP.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with U.S. GAAP and our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements within "Item 8. Financial Statements and Supplementary Data." The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We base our estimates and judgments on historical experience and other relevant factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified below the accounting policies and estimates that we believe are most critical in compiling our consolidated statements of financial condition and operating results.
Business Combinations
Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of acquisition date fair values of the assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Revenue Recognition
We record revenue on products when persuasive evidence of an arrangement exists, legal title has passed and the risk and rewards of ownership are transferred, the sales price is fixed and determinable, all significant contractual obligations have been satisfied and the collectability of the sales price is reasonably assured. We extend volume discounts and rebates to certain customers and reflect these amounts as a reduction of sales.
We continually evaluate the creditworthiness of our customers and enter into sales contracts only when collection of the sales price is reasonably assured. For sales of plastic processing equipment, customers are generally required to make substantial down-payments prior to shipment which helps to ensure collection of the full price. The estimate of the allowance for doubtful accounts is our best estimate of the amount of probable credit loss in our existing accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts. We determine the allowance based upon an analysis of prior collection experience, specific customer creditworthiness and economic trends within the industries we serve. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation (e.g., bankruptcy filings), we record a specific reserve to reduce the receivable to the amount reasonably believed to be collected.
Goodwill and Indefinite-Lived Intangible Assets
We perform an annual impairment assessment for goodwill and intangible assets with indefinite useful lives as of October 1, or more frequently when impairment indicators exist. The annual impairment assessment for goodwill is performed at the reporting unit level, which is at the operating segment level or one level below the operating segment. We may first perform a qualitative assessment which includes assessing a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity-specific factors such as strategies and financial performance, when evaluating the potential for impairment of goodwill. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. For reporting units in which this impairment assessment is not conclusive that it is more likely than not that the fair value is greater than its carrying value, we perform step one of the goodwill impairment test for which we compare the estimated fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists.

For all of our reporting units in 2015, we performed step one of the goodwill impairment test whereby we compare the estimated fair value of the reporting unit to its carrying value, including goodwill. As the estimated fair value of each reporting unit has exceeded the carrying amount for all periods presented, no impairment has been recognized. The estimated fair value of all reporting units is determined by using a discounted cash flow approach, with an appropriate risk adjusted discount rate, and a market approach. The significant estimates and assumptions utilized in determining the estimated fair value of each reporting unit included projected sales growth, operating earnings rates, working capital requirements, capital expenditures, terminal growth rates, discount rates per reporting unit and the selection of peer company multiples. We also used comparable market earnings multiple data to corroborate our reporting unit valuation. Due to the historical and projected performance of these reporting units, we believe that it is more likely than not that the fair value of this reporting unit exceeds the carrying amount, unless future sales and cash flow projections differ significantly from our current estimates as a result of unforeseen circumstances or if the assumed weighted- average cost of capital were to become substantially higher in future periods.
Indefinite-lived intangible assets relate to certain unamortized trade names. The estimated fair value of these assets, as calculated during our annual impairment test, are determined using a relief from royalty valuation methodology similar to that employed when the associated assets were acquired. Significant assumptions used under this approach include sales projections, the royalty rate and the weighted-average cost of capital for each of the respective assets. Due to the historical and projected performance for the reporting units which hold indefinite-lived trade names, we do not believe there is a reasonable likelihood these assets could be impaired, unless future sales and cash flow projections differ significantly from our current estimates as a result of unforeseen circumstances.
If actual results are materially inconsistent with our estimates or assumptions for any of the above assessments, we may be exposed to impairment charges in future periods.
Long-Lived Assets
Expenditures for long-lived assets, including property and equipment and definite-lived intangible assets, are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recorded values of long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale).
The carrying values of long-lived assets are reviewed if facts and circumstances indicate potential impairment of their carrying value. If the review indicates that the long-lived assets are impaired, as determined by the undiscounted cash flow method, the carrying value will be reduced to the estimated fair value.
Pension Benefit Plans
The determination of pension obligations and the related pension expense or credits to operations for our defined benefit plans (“Plans”) involves significant estimates. The most significant estimate is the discount rate used to calculate the actuarial present value of benefit obligations for each Plan. Accumulated and projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. The weighted-average discount rates for our Plans at December 31, 2015, 2014 and 2013 were 2.44%, 3.78% and 4.21%, respectively. We evaluate the discount rates for our Plans at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
Stock-Based Compensation
We issue stock-based awards to employees, principally in the form of stock options and restricted stock awards, and account for our stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718, which requires all stock-based payments to employees, including grants of employee stock options and restricted stock to be recognized in the statements of operations and comprehensive loss based on their grant-date fair values. The following describes the methodology we have utilized in historically measuring stock-based compensation expense.

We estimate the fair value of our stock-based awards of options to purchase shares of common stock to employees utilizing the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) expected dividends on the underlying common stock. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We believe the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of our company. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The expected term represents the period that our option awards are expected to be outstanding. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. This simplified method utilizes the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have not historically paid any dividends on our common stock. The grant date fair value of restricted stock award grants is based on the estimated value of our common stock at the date of grant.
Our stock-based awards are subject to either service, performance or market-based vesting conditions. Compensation expense related to awards to employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. As a result of our IPO and the subsequent satisfaction of all applicable performance and market conditions, all stock-based awards granted containing performance or market-based vesting conditions are vested as of December 31, 2015. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Historically forfeitures have not been significant and actual forfeiture activity has not differed materially from our original estimates.
We have estimated the fair value of employee stock options at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected stock price volatility over the option’s expected term	45.62%	71.89%	74.99%
Expected term (in years)	6.20	4.78	4.93
Risk-free interest rate	1.97%	1.21%	0.75%
Expected dividend yield on the underlying common stock over the option’s expected term	—%	—%	—%
The weighted-average grant date fair value of employee stock options granted during 2015, 2014, and 2013 was $8.82, $5.46, and $5.67, respectively, per share.
For awards granted on January 1, 2015 and during the years ended December 31, 2014 and 2013, the estimated fair value of our underlying common stock is a significant assumption in estimating the fair value of our stock-based awards. The historical valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market, we considered all relevant facts and circumstances known at the time of valuation, made certain assumptions based on future expectations and exercised significant judgment to determine the fair value of our common stock. The factors considered in determining the fair value include, but are not limited to, the following:

•	contemporaneous valuations of our common stock performed by unrelated third-party specialists completed in March 2014, March 2013 and October 2012;

•	our historical financial results and estimated trends and projections of our future operating and financial performance;

•	the likelihood of achieving a liquidity event, such as an IPO or sale of our company, given prevailing market conditions;

•	the market performance of comparable, publicly-traded companies; and

•	the overall global economic and industry conditions.

The fair value of our common stock was determined on each date of grant by the Board, with input from management, and considered our most recently available valuation of common stock and our assessment of additional objective and subjective factors that we believe are relevant and which may change from the date of the most recent third-party valuation through the date of the grant.
In order to determine the fair value of our common stock underlying stock option grants made on January 1, 2015 and for the years ended December 31, 2014 and 2013, we first determined our business enterprise value (“BEV”) and then allocated the BEV to each element of our capital structure (common stock, options, etc.). Our BEV was estimated using a combination of the income approach as well as two forms of the market approach, the market comparable approach and the reference transaction approach. Our indicated BEV at each valuation date was allocated to the different layers of our capital structure, including shares of common stock and stock options, using the Option-Pricing Method (“OPM”). The OPM treats common stock as a call option on our total equity value, with exercise (or strike) prices based on the value thresholds at which the allocation among the various holders of our securities changes. The rights and preferences of the various securities included within the capital structure were established and then the various equity values (strike prices) at which the sharing percentages would change among our securities were calculated. These strike prices are based on the current values of debt and values at which options would exercise. The values of the options associated with each strike price are calculated using the OPM. The option value bands are allocated to the various security holders who would share in the enterprise value if our value was between the two corresponding strike prices. Estimates of the volatility of our invested capital were based on available information on the volatility of the invested capital of comparable, publicly-traded companies and estimates of the expected term were based on the estimated time to a liquidity event.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and deferred taxes including those related to investments in foreign subsidiaries that are not permanent in nature. Under U.S. GAAP, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or realized. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs.
Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The recoverability of deferred tax assets and the recognition and measurement of uncertain tax positions are subject to various assumptions and judgment. If actual results differ from the estimates made in establishing or maintaining valuation allowances against deferred tax assets, the resulting change in the valuation allowance would generally impact earnings or other comprehensive income depending on the nature of the respective deferred tax asset. Positive and negative evidence is considered in determining the need for a valuation allowance against deferred tax assets, which includes such evidence as historical earnings, projected future earnings, tax planning strategies and expected timing of reversal of existing temporary differences.
In determining the recoverability of deferred tax assets, we give consideration to all available positive and negative evidence including reversals of deferred tax liabilities (other than those with an indefinite reversal period), projected future taxable income, tax planning strategies and recent financial operations. We reflect increases and decreases in our valuation allowances based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.

At December 31, 2015, as a result of an updated analysis of future cash needs in the U.S. and opportunities for investment outside the U.S., we assert that all foreign earnings will be indefinitely reinvested with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. We will continue to monitor our assertion related to investment of foreign earnings. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on our consolidated financial statements.
Recently Issued Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 to the Notes to Consolidated Financial Statements appearing in "Item 8. of Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. During the years ended December 31, 2015, 2014 and 2013, approximately 51%, 55% and 56% of our sales were attributable to our operations outside of the United States, respectively. Approximately 43% of sales in fiscal 2015 were typically denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility, our New Term Loan Facility and our Senior Unsecured Notes are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At December 31, 2015 and 2014, we had $16.2 million and $37.7 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to 10 months. At December 31, 2015, we had a net fair value asset of financial instruments with exposure to foreign currency risk of $0.1 million and at December 31, 2014, the net fair value liability of financial instruments with exposure to foreign currency risk was $3.2 million. The fair value of these financial instruments would hypothetically decrease by $1.5 million and $3.6 million as of December 31, 2015 and 2014, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, New Term Loan Facility, and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.75% to 2.25% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.75% to 1.25% per annum, based on availability. Interest on the New Term Loan Facility accrues, at our option, equal to either (i) the published LIBOR rate, plus a margin of 3.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) or 3.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.0% or (4) 2.00% per annum, plus 2.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) or 2.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum. In no event will the LIBOR rate be less than 1.00% at any time. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $4.8 million for each 1.00% increase in interest rates once LIBOR exceeds 1.00%.
Commodity Risk
We have direct and indirect exposure to certain commodities, principally steel and steel-based components. We typically do not enter into derivative financial instruments to hedge our commodity price risk and we do not currently have long-term supply contracts with key suppliers. While future movements of steel costs are uncertain, we respond to this volatility in a number of ways, including strategic steel purchases and customer price adjustments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Milacron Holdings Corp.

We have audited the accompanying consolidated balance sheets of Milacron Holdings Corp. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Holdings Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cincinnati, Ohio
March 2, 2016

MILACRON HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$67.5	$81.5
Accounts receivable, less allowance for doubtful accounts of $6.3 and $4.5 at December 31, 2015 and 2014, respectively	204.4	183.3
Inventories, net:
Raw materials	81.1	84.5
Work-in-process	48.3	52.5
Finished products	109.5	101.1
Total inventories	238.9	238.1
Prepaid and other current assets	38.6	43.1
Total current assets	549.4	546.0
Property and equipment, net	221.8	216.9
Goodwill	530.1	548.6
Intangible assets, net	380.1	442.8
Other noncurrent assets	14.9	15.5
Total assets	$1,696.3	$1,769.8
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$7.4	$9.2
Long-term debt and capital lease obligations due within one year	0.4	3.8
Accounts payable	79.2	89.9
Advanced billings and deposits	39.7	58.5
Accrued salaries, wages and other compensation	30.8	33.2
Accrued interest	13.9	16.2
Other current liabilities	52.5	60.2
Total current liabilities	223.9	271.0
Long-term debt and capital lease obligations, less unamortized discount and debt issuance costs	931.9	1,000.7
Deferred income tax liabilities	66.2	72.6
Accrued pension liabilities	25.2	29.0
Other noncurrent accrued liabilities	8.2	11.1
Total liabilities	1,255.4	1,384.4
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 67,296,678 and 52,286,100 issued and outstanding as of December 31, 2015 and 2014, respectively	0.7	0.5
Capital in excess of par value	648.7	499.6
Retained deficit	(99.4)	(60.6)
Accumulated other comprehensive loss	(109.1)	(54.1)
Total shareholders’ equity	440.9	385.4
Total liabilities and shareholders’ equity	$1,696.3	$1,769.8
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Net sales	$1,179.5	$1,211.3	$1,028.8
Cost of sales	775.6	792.3	689.1
Manufacturing margins	403.9	419.0	339.7
Operating expenses:
Selling, general and administrative expenses	261.1	266.9	223.4
Amortization expense	35.9	44.2	47.6
Loss on currency translation	21.6	16.3	10.4
Other expense, net	13.5	6.5	4.0
Total operating expenses	332.1	333.9	285.4
Operating earnings	71.8	85.1	54.3
Interest expense, net	68.0	74.6	70.1
Loss on debt extinguishment	22.2	3.4	—
(Loss) earnings before income taxes	(18.4)	7.1	(15.8)
Income tax expense	20.4	22.0	8.9
Net loss	(38.8)	(14.9)	(24.7)
Less: Net loss attributable to the noncontrolling interest	—	0.1	0.1
Net loss attributable to Milacron Holdings Corp.	$(38.8)	$(14.8)	$(24.6)
Loss per share:
Basic	$(0.65)	$(0.28)	$(0.55)
Diluted	$(0.65)	$(0.28)	$(0.55)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net loss	$(38.8)	$(14.9)	$(24.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(59.1)	(49.1)	4.0
Unrecognized postretirement plan gain (loss)	1.0	(4.1)	(1.0)
Unrealized gain (loss) on hedging activities	3.1	(1.3)	(1.8)
Total other comprehensive loss, net of tax	(55.0)	(54.5)	1.2
Comprehensive loss	(93.8)	(69.4)	(23.5)
Less: Comprehensive loss attributable to noncontrolling interest	—	0.1	0.1
Comprehensive loss attributable to Milacron Holdings Corp.	$(93.8)	$(69.3)	$(23.4)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock (Shares)	Common Stock	Capital In Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Totals
		(in millions)
Balance at December 31, 2012	21,181,338	$0.2	$200.5	$(21.2)	$(0.8)	$0.5	$179.2
Capital contribution	30,884,083	0.3	290.3	—	—	—	290.6
Repurchase of common stock	(69,945)	—	(0.7)	—	—	—	(0.7)
Stock-based compensation	106,300	—	4.5	—	—	—	4.5
Net loss	—	—	—	(24.6)	—	(0.1)	(24.7)
Other comprehensive income, net of tax	—	—	—	—	1.2	—	1.2
Balance at December 31, 2013	52,101,776	0.5	494.6	(45.8)	0.4	0.4	450.1
Purchase of noncontrolling interest	—	—	(1.6)	—	—	(0.3)	(1.9)
Capital contribution	182,305	—	1.8	—	—	—	1.8
Stock-based compensation	2,019	—	4.8	—	—	—	4.8
Net loss	—	—	—	(14.8)	—	(0.1)	(14.9)
Other comprehensive loss, net of tax	—	—	—	—	(54.5)	—	(54.5)
Balance at December 31, 2014	52,286,100	0.5	499.6	(60.6)	(54.1)	—	385.4
Capital contribution	14,703,931	0.2	293.8	—	—	—	294.0
Initial public offering issuance costs	—	—	(21.3)	—	—	—	(21.3)
Dividends paid	—	—	(144.6)	—	—	—	(144.6)
Stock-based compensation	306,647	—	21.2	—	—	—	21.2
Net loss	—	—	—	(38.8)	—	—	(38.8)
Other comprehensive loss, net of tax	—	—	—	—	(55.0)	—	(55.0)
Balance at December 31, 2015	67,296,678	$0.7	$648.7	$(99.4)	$(109.1)	$—	$440.9
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Operating activities
Net loss	$(38.8)	$(14.9)	$(24.7)
Less: Net loss attributable to noncontrolling interest	—	0.1	0.1
Net loss attributable to Milacron Holdings Corp.	(38.8)	(14.8)	(24.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62.7	71.6	73.2
Unrealized loss on currency translation of intercompany advances	23.3	13.8	10.0
Amortization of debt issuance costs	4.0	4.7	4.2
Gain on termination of postretirement plan	(1.5)	—	—
Loss on debt extinguishment	8.4	1.8	—
Trademark impairment	2.2	—	—
Non-cash stock-based compensation expense	20.8	4.8	4.5
Deferred income taxes	(5.3)	(0.4)	(6.5)
Changes in assets and liabilities:
Accounts receivable	(28.3)	(15.8)	(12.4)
Inventories	(8.8)	(36.0)	(13.6)
Prepaid and other current assets	2.0	(4.5)	2.1
Accounts payable	(3.1)	6.3	0.9
Advanced billings and deposits	(17.1)	(2.7)	23.8
Other current liabilities	3.3	8.1	16.5
Other noncurrent assets	0.5	(0.5)	5.4
Other noncurrent accrued liabilities	(1.3)	1.2	(1.4)
Net cash provided by operating activities	23.0	37.6	82.1
Investing activities
Purchases of property and equipment	(52.7)	(41.4)	(30.0)
Proceeds from disposals of property and equipment	1.6	0.1	1.6
Acquisitions, net of cash acquired	(22.2)	(53.0)	(965.0)
Net cash used in investing activities	(73.3)	(94.3)	(993.4)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	806.3	151.5	710.6
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(885.0)	(108.4)	(4.1)
Net (decrease) increase in short-term borrowings (original maturities of 90 days or less)	(1.1)	0.4	(2.2)
Purchase of noncontrolling interest	—	(1.9)	—
Dividends paid	(144.6)	—	—
Proceeds from the issuance of common stock	294.0	1.8	290.6
Initial public offering issuance costs	(21.3)	—	—
Proceeds from exercise of stock options	0.4	—	—
Repurchase of common stock	—	—	(0.7)
Debt issuance costs	(7.1)	(2.2)	(29.4)
Net cash provided by financing activities	41.6	41.2	964.8
Effect of exchange rate changes on cash	(5.3)	(3.7)	(1.2)
(Decrease) increase in cash and cash equivalents	(14.0)	(19.2)	52.3
Cash and cash equivalents at beginning of year	81.5	100.7	48.4
Cash and cash equivalents at end of year	$67.5	$81.5	$100.7

Supplemental cash flow information:
Cash paid for interest	$67.4	$71.3	$46.1
Income taxes paid, net	$23.2	$18.0	$19.9
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2015 and 2014 and for the
Years Ended December 31, 2015, 2014 and 2013
1. Background and Basis of Presentation
Milacron Holdings Corp. (the "Company" or "Milacron") is a global leader in the manufacture, distribution, and service of highly engineered and customized systems used in the plastic technology and processing industry. The Company has a full-line product portfolio that includes hot runner systems, injection molding, blow molding and extrusion equipment and produces process control systems, mold bases and components and maintenance, repair and operating ("MRO") supplies for plastic processing equipment and fluid technology. The Company operates throughout the world and is headquartered in Cincinnati, Ohio.
On March 28, 2013, the Company acquired Mold-Masters Luxembourg Holdings S.à r.l. ("Mold-Masters") (the "Mold-Masters Acquisition"), enhancing its capabilities to provide a broader set of processing technology solutions for the plastic processing industry, including its hot runner and process control systems, mold bases and components, and MRO supplies. The Company’s acquisition of Mold-Masters is more fully described in Note 2.
Initial Public Offering
On June 30, 2015, the Company completed its initial public offering ("IPO") whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The shares began trading on the New York Stock Exchange on June 25, 2015. The aggregate net proceeds received by the Company from the offering was approximately $265.0 million, net of underwriting discounts and commissions and estimated offering expenses. The net proceeds were used to repay existing indebtedness as further described in Note 5.
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
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of the Company, its majority-owned subsidiaries and entities over which the Company has control. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented in the Consolidated Financial Statements. Actual results could differ from these estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, governmental fiscal policies and changes in the prices of raw materials, can have a significant effect on estimates recognized.
Foreign Currency
Assets and liabilities of the Company’s non-U.S. operations, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange during the period. Net exchange gains or losses resulting from such translation are included in accumulated other comprehensive loss, a component of shareholders’ equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement date. Intercompany foreign currency transactions, including intercompany advances, that are not long-term in nature are recorded within loss on currency translation within the Consolidated Statements of Operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and all highly liquid investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of amounts owed to the Company through product shipments and services provided and is presented net of an allowance for doubtful accounts. The Company grants credit to its customers in the normal course of business. To reduce credit risk, the Company performs credit investigations prior to accepting new customers and prior to adjusting existing credit limits.
The estimate of the allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit loss in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based upon an analysis of prior collection experience, specific customer creditworthiness and economic trends within the industries the Company serves. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligation (e.g., bankruptcy filings), the Company records a specific reserve to reduce the receivable to the amount reasonably believed to be collected. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts.
Inventories
Inventories consist of metalworking fluids and chemicals, machinery parts and supplies, and machines and components manufactured or in the process of assembly. Inventories are stated at the lower of cost or market. The principal methods of determining costs are average or standard costs, which approximate the first-in, first-out method.
Inventories are recorded net of reserves for obsolescence of $10.7 million and $8.7 million at December 31, 2015 and 2014, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on age, salability and market conditions.
Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt and amortizes these costs over the lives of the debt instruments using the effective interest method or the straight-line method based on the terms of the underlying debt instrument. These costs are recorded as debt issuance costs as a direct reduction from the carrying amount of the corresponding debt liability in the accompanying Consolidated Balance Sheets and the related amortization of debt issuance costs is included within interest expense, net within the Consolidated Statements of Operations and amounted to $4.0 million, $4.7 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs.
Property and Equipment
Expenditures for property and equipment, including amounts related to capital leases, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are generally depreciated over useful lives of 20 to 45 years and machinery and equipment over useful lives of 3 to 12 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Repairs, betterments, and renewals that extend the life of the asset are capitalized. Other repairs and maintenance expenditures are expensed as incurred.
Property and equipment consist of the following as of:

	December 31,
	2015	2014
	(in millions)
Land	$29.6	$34.0
Buildings	73.5	63.8
Machinery and equipment	201.0	180.2
	304.1	278.0
Accumulated depreciation	(82.3)	(61.1)
	$221.8	$216.9

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

The Company recorded depreciation expense of $26.8 million, $27.4 million and $25.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company allocates depreciation expense to cost of sales and selling, general and administrative expense as appropriate.
Goodwill and Other Intangible Assets
Goodwill represents the excess of acquisition cost over the estimated fair value of net assets acquired in business combinations. Intangible assets are recorded at cost, and those intangible assets with finite lives are amortized over their respective estimated useful lives. The Company estimates the useful lives of the intangible assets acquired in business combinations based on information available at the time of acquisition. In establishing the useful lives of acquired customer relationships, the Company considered the buying patterns and length of time that the acquired customers have purchased the Company’s products as well as the estimated future cash flows the Company anticipates to be generated from these customers. For technology, the Company considered the likelihood of competitors creating new competing technologies. For trademarks, the Company considered how well the acquired trademarks are known throughout the industry and are expected to continue to generate positive cash flows in the future. The useful lives of non-compete agreements are equal to the respective agreement terms.
The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company tested goodwill for impairment based on its identified reporting units.
As a result of the adoption of Accounting Standards Update ("ASU") No. 2011-08, “Testing Goodwill for Impairment,” the Company may first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity-specific factors such as strategies and financial performance, when evaluating the potential for impairment of goodwill. For reporting units in which this assessment is not conclusive that it is more likely than not that the fair value is greater than its carrying value, the Company will perform a two-step impairment test.
The first step compares the estimated fair value of a reporting unit with its carrying amount, including goodwill allocated to each reporting unit (Step 1). If the estimated fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired, and no further analysis is necessary. If the carrying amount of the reporting unit exceeds the estimated fair value, there is an indication of potential impairment, and a second step of testing is performed to measure the amount of the impairment, if any, for that reporting unit.
When required, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangible assets as if the reporting unit were being acquired. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss.
The Company performed a quantitative impairment test, Step 1, for all reporting units as of October 1, 2015. The Company’s determination of estimated fair value of each reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies in the reporting unit’s peer group. The market approach requires significant judgment regarding the selection of guideline companies. Under the income approach, value is determined based upon the estimate of future positive cash flows to be derived from ownership. The income approach requires significant judgment including estimates about future cash flows and risk-adjusted discount rates. A combination of the methodologies is used and weighted appropriately for each reporting unit.
The Company also tests its indefinite-lived intangible assets, consisting of trademarks, for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates.
The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2015, 2014 and 2013, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets refer to Note 3.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and a loss is recognized in an amount required to reduce the carrying amount of the asset to its then estimated fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale).
Self-Insurance Reserves
The Company is primarily self-insured for many types of risks, including, but not limited to, general liability, auto liability, product liability, environmental claims and workers’ compensation for most domestic employees. The Company establishes undiscounted reserves for the estimated ultimate cost of all asserted and unasserted claims incurred and is established based on historical experience and known or estimated ultimate exposure. The Company’s exposure, except for certain environmental claims, is limited by excess liability coverage. Workers’ compensation claims in excess of certain limits are insured with commercial carriers. Reserves, gross of expected recoveries, are included in current and noncurrent liabilities. Expected recoveries from excess carriers are included in noncurrent assets.
Employee Benefit Plans
The Company maintains defined contribution plans for its U.S. employees and certain non-U.S. employees. Certain of the Company’s non-U.S. subsidiaries in Germany and the United Kingdom sponsor defined benefit pension plans for certain non-U.S. employees. The Company’s policy is to fund the plans in accordance with applicable laws and regulations and the funded status of the Company’s defined benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value of assets. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. For additional information regarding plan assumptions and the current financial position of the Company's defined benefit pension plans, see Note 6.
Revenue Recognition
The Company records revenue on products when persuasive evidence of an arrangement exists, legal title has passed and the risks and rewards of ownership are transferred, the sales price is fixed and determinable, all significant contractual obligations have been satisfied and the collectability of the sales price is reasonably assured.
The Company offers volume discounts and rebates to certain customers. Discounts and rebates offered are based on the volume of a particular order or volume of purchases during a given period and are recognized in net sales witin the Consolidated Statements of Operations.
Appropriate allowances for returns are recorded at the time revenue is recognized. The Company continually evaluates the creditworthiness of its customers and enters into sales contracts only when collection of the sales price is reasonably assured. For sales of plastic processing machinery, customers are generally required to make substantial down-payments prior to shipment, which helps to ensure collection of the full price. These down-payments are classified within advanced billings and deposits on the Consolidated Balance Sheets.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Cost of Sales
Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations.
Advertising Costs
Advertising costs are charged to expense as incurred and include amounts related to participation in trade shows. The Company incurred advertising costs of $7.5 million, $6.7 million and $9.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Warranty Costs
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and these estimates are based on historical warranty claim experience, with subsequent adjustments for ongoing claims exposure. The reserve for estimated warranty costs is included in other current liabilities in the accompanying Consolidated Balance Sheets.
The following table summarizes changes in the Company’s warranty reserves:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Balance at the beginning of year	$8.6	$8.5	$5.6
Warranty expense	10.4	10.4	5.9
Warranty assumed as a result of acquisitions	—	0.5	4.5
Warranty claims paid	(10.0)	(10.2)	(7.4)
Foreign currency translation adjustments	(0.7)	(0.6)	(0.1)
Balance at the end of year	$8.3	$8.6	$8.5

Stock-Based Compensation
The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation, including grants of stock options and restricted stock, is measured in the Consolidated Statements of Operations based on the grant date fair values of the stock-based awards.
The compensation expense recognized for each stock-based award is recognized ratably on a straight-line basis over the requisite service period except for performance-based awards which are recognized over the requisite service period if it is probable that the performance conditions will be satisfied. Stock-based compensation expense is reported within selling, general and administrative expenses in the Consolidated Statements of Operations. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further, stock-based compensation expense is recorded net of estimated forfeitures and, as such, only those stock-based awards that the Company expects to vest are recognized as expense. Additional information regarding stock-based compensation can be found in Note 9.
Research and Development
Expenditures for research and development are expensed as incurred and included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company incurred research and development expenses of $21.8 million, $24.3 million and $19.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Income Taxes
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining the Company’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes including those related to investments in foreign subsidiaries that are not permanent in nature. Under U.S. GAAP, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or realized. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change.
The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical pre-tax and taxable income, projected future taxable income, the expected timing of the reversal of temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting.
The Company records income tax liabilities for uncertain foreign and domestic tax positions utilizing the prescribed recognition and measurement principles under U.S. GAAP.
Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the Consolidated Financial Statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.
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
Derivative Financial Instruments
The Company’s risk management strategy includes the use of derivative instruments, specifically foreign currency forward exchange contracts, to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. The Company recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at their respective estimated fair values. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated, and is highly effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Changes in the fair value of derivative instruments that are highly effective and designated as cash flow hedges are reported as a component of other comprehensive income (loss) ("OCI") and reclassified into earnings in the same line-item associated with the forecasted transaction and in the same period during which the hedged transaction impacts earnings. The change in the fair value of the ineffective portion of a derivative instrument and the change in the fair value of derivative instruments that are not designated as hedges are recognized in earnings immediately.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606, as further amended, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for the Company beginning January 1, 2018. The Company is currently evaluating the method of adoption and the effect that the adoption will have on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs was not affected by this ASU. The Company elected to early adopt this ASU during 2015 on a retrospective basis. As a result, $14.9 million of debt issuance costs were presented as a reduction of long-term debt as of December 31, 2015 and the Company reclassified $20.9 million from other noncurrent assets to long-term debt as of December 31, 2014 within the Consolidated Balance Sheets.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU requires that deferred tax assets and liabilities be classified as noncurrent instead of separating the deferred taxes into current and noncurrent amounts. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period on either a prospective or retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. The Company has elected to early adopt the ASU as of December 31, 2015 on a prospective basis and as a result no prior period amounts have been retrospectively adjusted.
Reclassifications
Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
2. Business Combinations
Mold-Masters
On March 28, 2013, the Company acquired all the outstanding equity interests of Mold-Masters, a leading global manufacturer of a comprehensive line of plastic delivery and precision control systems for injection molding applications, subject to a working capital settlement. With the acquisition of Mold-Masters, the Company was able to enhance its capabilities to provide a broader set of plastic processing technology solutions for the plastic processing industry, including its hot runner and process control systems, mold bases and components, and MRO supplies. The acquisition of Mold-Masters also expands the Company’s sales from recurring consumable products and provides further geographical diversification into emerging markets. The consideration, net of cash, to acquire Mold-Masters was $965.5 million. On March 28, 2013, the Company paid cash consideration of approximately $920.5 million and subsequently paid an additional $42.4 million of consideration through December 31, 2013. The remaining balance of $2.6 million still outstanding as of December 31, 2013 was paid during 2014. Simultaneous with the acquisition of Mold-Masters, the Company issued $708.8 million of long-term debt (see Note 5) and received $289.2 million from certain of its equity holders to fund the Mold-Masters Acquisition.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Business Combinations (continued)

The Company accounted for the acquisition of Mold-Masters using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Accounts receivable	$54.5
Total inventories	29.2
Prepaid and other current assets	11.6
Property and equipment	79.6
Intangible assets	419.4
Goodwill	478.6
Other noncurrent assets	0.4
Accounts payable	(12.2)
Advanced billings and deposits	(3.6)
Other current liabilities	(28.2)
Deferred income tax liabilities	(62.6)
Other noncurrent accrued liabilities	(1.2)
Consideration, net of cash acquired	$965.5

The Company’s Consolidated Financial Statements include Mold-Masters’ results of operations from the date of acquisition on March 28, 2013 through December 31, 2013. Net sales and operating earnings attributable to Mold-Masters during this period and included in the Company’s Consolidated Financial Statements for the year ended December 31, 2013 total $208.1 million and $21.5 million, respectively.
The following unaudited pro forma information gives effect to the Company’s acquisition of Mold-Masters as if the acquisition had occurred on January 1, 2012 and Mold-Masters had been included in the Company’s consolidated results of operations for the year ended December 31, 2013:

Year Ended December 31, 2013
(in millions)
Net sales	$1,087.6
Net (loss) income attributable to Milacron Holdings Corp.	$(36.1)

The historical consolidated financial information of the Company and Mold-Masters has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have continuing impact on the combined results.
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce as well as several strategic benefits including a comprehensive portfolio of brands, complementary product offerings, enhanced global footprint and attractive synergy opportunities. Goodwill recognized as a result of the Mold-Masters Acquisition is not deductible for income tax purposes. See Note 3 for additional information regarding goodwill and other intangible assets.
2014 Acquisitions
During 2014, the Company completed five acquisitions including a U.S. manufacturer of turn-key, co-injection molding equipment and a high-precision component supplier to the plastics industry located in the Czech Republic. The acquisitions provide the Company with incremental scale to enable facility consolidation and also result in the addition of intellectual property related to hot runner system design and functionality. The total consideration, net of cash acquired, related to the acquisitions in 2014 was $50.4 million.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Business Combinations (continued)

The Company accounted for the acquisitions using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

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
CanGen Holdings Inc.
On December 1, 2015, the Company acquired all the outstanding equity interests of CanGen Holdings Inc. ("CanGen"), a supplier of highly engineered aftermarket process control components for extrusion and injection molding applications, subject to a working capital settlement. The total consideration, net of cash acquired, to acquire CanGen was $22.2 million.
The Company accounted for the acquisition using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Accounts receivable	$2.8
Total inventories	1.9
Prepaid and other current assets	0.6
Property and equipment	2.3
Intangible assets	9.4
Goodwill	10.9
Accounts payable	(0.4)
Other current liabilities	(1.2)
Deferred income tax liabilities	(4.1)
Consideration, net of cash acquired	$22.2
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Business Combinations (continued)

Significant assumptions related to the valuations of assets and liabilities acquired during 2015, 2014 and 2013 include the following:

•
Inventory fair values were estimated by significant component. Raw materials were valued at current replacement costs and work-in-process was valued at the estimated selling prices of finished goods less the sum of costs to complete, costs of disposal and reasonable profit allowances for completing and selling efforts based on profits for similar finished goods. Finished goods were valued at estimated selling prices less the sum of costs of disposal and reasonable profit allowances for the selling efforts.

•
Property and equipment fair values were estimated at their highest and best use value, using a combination of the cost and market approaches. Several key factors affected the values by location, including physical deterioration and age, functional obsolescence and economic obsolescence.

•	Identified intangible assets include trademarks, technology, and customer relationships which were determined based on a combination of the income approach, the market approach and the cost approach.

•
Short-term borrowing, long-term debt and capital lease obligation fair values were determined using a discounted cash flow basis and approximates face value, as most of the Company’s debt bears a floating interest rate or was issued on the Acquisition Date.

Acquisition related costs were expensed as incurred and included legal fees and advisory services. The Company incurred acquisition related costs of $0.4 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively, and $2.9 million for the year ended December 31, 2013, net of a gain on a foreign currency hedge related to the Mold-Masters Acquisition. These costs are included in other expense, net within the Consolidated Statement of Operations. In addition, the Company incurred incremental interest expense of $7.0 million for the year ended December 31, 2013 related to commitment fees associated with the financing of the Mold-Masters Acquisition.
3. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the years ended December 31, 2015, 2014 and 2013:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2012	$8.1	$1.3	$46.8	$—	$56.2
Acquisitions	0.8	478.6	0.1	—	479.5
Foreign currency translation adjustments	—	2.5	—	—	2.5
Balance at December 31, 2013	8.9	482.4	46.9	—	538.2
Acquisitions	17.2	15.0	—	—	32.2
Foreign currency translation adjustments	—	(21.8)	—	—	(21.8)
Balance at December 31, 2014	26.1	475.6	46.9	—	548.6
Acquisitions	10.9	—	—	—	10.9
Foreign currency translation adjustments	—	(29.4)	—	—	(29.4)
Balance at December 31, 2015	$37.0	$446.2	$46.9	$—	$530.1

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Goodwill and Other Intangible Assets (continued)

The following table summarizes the other intangible assets acquired through business combinations completed during the year ended December 31, 2015:

	Amount	Weighted-Average Expected Useful Life
	(in millions)	(in years)
Intangible assets subject to amortization:
Trademarks	$0.6	8.9
Technology	1.0	10.0
Customer relationships	7.8	20.0
Total	$9.4	18.2
The following table summarizes the Company’s other intangible assets at December 31, 2015:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$42.6	$14.7	$27.9
Technology	110.9	26.6	84.3
Customer relationships	227.9	98.9	129.0
Total intangible assets subject to amortization	381.4	140.2	241.2
Trademarks, not subject to amortization	138.9	—	138.9
Total	$520.3	$140.2	$380.1
The following table summarizes the Company’s other intangible assets at December 31, 2014:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Non-compete agreements	$1.9	$1.8	$0.1
Trademarks	48.1	12.4	35.7
Technology	127.1	19.9	107.2
Customer relationships	231.2	79.7	151.5
Total intangible assets subject to amortization	408.3	113.8	294.5
Trademarks, not subject to amortization	148.3	—	148.3
Total	$556.6	$113.8	$442.8
Consolidated amortization expense related to intangible assets subject to amortization was $35.9 million, $44.2 million and $47.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. In connection with the Company's rebranding initiative and marketing strategy, the Company ceased utilizing certain trademarks within the Advanced Plastic Processing Technologies reportable segment during 2015. The Company concluded this was an indicator of impairment and the Company recognized an impairment charge of $2.2 million during the year ended December 31, 2015, which is included within other expense, net on the Company's Consolidated Statements of Operations. Estimated annual amortization expense for intangible assets subject to amortization over the next five years is as follows: $31.1 million in 2016, $27.9 million in 2017, $25.0 million in 2018, $21.1 million in 2019 and $18.2 million in 2020.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Income Taxes
The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Current:
United States	$(0.5)	$(0.3)	$(0.4)
State and local	0.3	0.4	0.2
Foreign	25.9	22.3	15.6
Total current	25.7	22.4	15.4
Deferred:
United States	(4.6)	0.1	0.2
State and local	(0.2)	(0.2)	(0.8)
Foreign	(0.5)	(0.3)	(5.9)
Total deferred	(5.3)	(0.4)	(6.5)
Total income tax expense	$20.4	$22.0	$8.9

The following sets forth the amount of (loss) earnings before income taxes:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
(Loss) earnings before income taxes:
United States	$(60.3)	$(38.5)	$(36.2)
Rest of the world	41.9	45.6	20.4
	$(18.4)	$7.1	$(15.8)
The Company’s effective income tax rate differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Income tax (benefit) expense computed at U.S. federal statutory rate	$(6.4)	$2.5	$(5.5)
Foreign withholding tax	4.2	7.0	3.7
State and local income taxes, net of federal benefit	0.1	0.2	(0.6)
Foreign tax differential	(1.0)	(3.1)	(2.3)
Change in tax rates	0.3	—	(3.2)
Change in valuation allowances	15.7	6.6	7.8
Uncertain tax positions	6.5	0.4	0.3
Reduction in valuation allowances for business combination	(4.0)	—	—
Dividend elimination and subpart F	2.4	8.7	6.7
Acquisition expenditures capitalized for tax	—	—	1.3
Other permanent differences	2.4	2.6	1.2
Tax credits	(2.3)	(1.7)	(1.2)
Adjust deferred taxes	(1.4)	(0.5)	0.6
Share-based compensation	3.0	0.3	0.4
Other	0.9	(1.0)	(0.3)
Income tax expense	$20.4	$22.0	$8.9

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

The Company’s effective tax rate can vary significantly from the federal statutory rate primarily due to the level and mix of income among domestic and foreign jurisdictions and the creation and release of valuation allowances. In addition, the 2013 effective tax rate varied from the federal statutory rate due to a benefit of $3.2 million related to a three-year reduced statutory tax rate at one of the Company’s non-U.S. subsidiaries. The reduction in the statutory rate is effective through December 31, 2015 and is expected to be renewed for a successive three-year period, although there can be no guarantees that the tax authority will accept the Company’s application.
Significant components of net deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in millions)
Deferred tax assets:
Net operating loss and other deferred carryforwards	$81.3	$73.6
Tax credit carryforwards	17.2	19.5
Inventories	6.7	8.6
Employee benefits	14.3	10.9
Accrued liabilities and other	7.7	6.3
Total deferred tax assets	127.2	118.9
Less valuation allowances	(70.0)	(65.3)
Deferred tax assets, net of valuation allowances	57.2	53.6
Deferred tax liabilities:
Goodwill and other intangible assets	88.3	98.7
Property and equipment	11.4	9.3
Undistributed non-U.S. earnings	20.8	14.2
Total deferred tax liabilities	120.5	122.2
Net deferred tax liabilities	$(63.3)	$(68.6)
Deferred income taxes reflect the net effects of temporary differences between the carrying values of assets and liabilities and the tax basis of the assets and liabilities. Net deferred tax assets are recorded in other noncurrent assets and net deferred income tax liabilities are recorded in other noncurrent accrued liabilities in the Consolidated Balance Sheets.
At December 31, 2015, the Company had non-U.S. net operating loss carryforwards, principally in The Netherlands, Germany, Italy and Belgium, totaling $148.5 million, $0.3 million of which are scheduled to expire in 2016. Non-U.S. net operating losses of $19.9 million will expire between 2017 and 2034. The remaining $128.3 million of non-U.S. net operating losses existing at December 31, 2015 have an indefinite carryforward period.
The Predecessor’s August 21, 2009 purchase of certain assets and assumption of certain liabilities of MI 2009 Inc., formerly Milacron Inc., in a bankruptcy 363 Sale qualified as a tax free reorganization under Internal Revenue Code ("IRC") Section 368(a)(1)(G). Reorganization under this section of the IRC provides for the continuation of most tax attributes for the benefit of the Company, including tax basis in assets and liabilities and net operating loss carryforwards after certain adjustments. The Chapter 7 liquidation was finalized in January 2013 and the final determination of the carryover attributes was complete at December 31, 2013.
At December 31, 2015, the Company had estimated U.S. net operating loss carryforwards totaling $102.5 million, which are scheduled to expire beginning in 2029. As of December 31, 2015, the Company has determined that multiple ownership changes have occurred. The Company has not completed a formal study to determine whether there are IRC Section 382 ("Section 382") limitations as a result of the Company's IPO, however, if a Section 382 ownership change occurred as a result of the Company's IPO, the Company has estimated there would be no material impact to the Company's Consolidated Financial Statements.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

At December 31, 2015, as a result of an updated analysis of future cash needs in the U.S. and opportunities for investment outside the U.S., the Company asserts that all foreign earnings will be indefinitely reinvested with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. The Company will continue to monitor its assertion related to investment of foreign earnings. As of December 31, 2015, the Company has provided $20.8 million of deferred tax liabilities for planned repatriations of foreign earnings. The Company intends to indefinitely reinvest approximately $83.9 million and $93.2 million of foreign earnings at December 31, 2015 and 2014, respectively. It is not practicable to estimate the amount of worldwide tax that might be payable if these earnings were ever remitted due to changes in the mix of earnings by country and changes in the Company’s capital structure over time.
Effective January 1, 2014, the Internal Revenue Service issued final regulations under IRC Sections 162 and 263 regarding tangible property. These regulations impact the timing and amount of tax deductions for materials and supplies and capital assets. The impact of the regulations to the Company is not material to the Consolidated Financial Statements.
The Company recorded a liability of $18.1 million and $1.0 million for uncertain tax positions as of December 31, 2015 and 2014, respectively, of which, $1.2 million and $1.0 million would impact the effective tax rate, net of valuation allowance, respectively. From a combination of statute expirations and audit settlements in the next twelve months, the Company expects a decrease in the amount of unrecognized tax benefits of up to $16.0 million. For the remaining balance as of December 31, 2015, it is reasonably possible there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues and reassessment of existing uncertain tax positions. However, the Company is not able to estimate the impact of these items at this time.
The Company’s policy is to recognize interest and penalties associated with unrecognized tax benefits within income tax expense within the Consolidated Statements of Operations. The Company has not recognized a liability for interest and penalties as of December 31, 2015 and 2014.
The reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Balance as of beginning of year	$1.0	$0.6	$0.3
Additions for tax positions of prior years	11.4	0.1	0.3
Additions for tax positions of current year	6.7	0.5	—
Reductions due to lapse of statutes and settlements	(1.0)	(0.2)	—
Balance as of the end of year	$18.1	$1.0	$0.6
The following tax years remain subject to examinations by major tax jurisdictions:

Tax Years
Tax Jurisdiction:
United States	2012 - current
Germany	2010 - current
China	2012 - current
Netherlands	2010 - current
Canada	2013 - current
India	2014 - current
5. Debt
Debt for the Company consists of the following:

	December 31, 2015			December 31, 2014
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
8.375% senior secured notes due 2019	$—	$—	$—	$220.0	$4.4	$215.6
Senior secured term loan facility due March 2020	—	—	—	340.0	6.9	333.1
7.75% senior unsecured notes due 2021	465.0	9.1	455.9	465.0	10.9	454.1
Senior secured term loan facility due September 2020	482.0	6.4	475.6	—	—	—
Borrowings under other lines of credit	7.4	—	7.4	9.2	—	9.2
Capital lease obligations and other	0.8	—	0.8	1.7	—	1.7
	955.2	15.5	939.7	1,035.9	22.2	1,013.7
Less current portion	(7.8)	—	(7.8)	(13.2)	(0.2)	(13.0)
	$947.4	$15.5	$931.9	$1,022.7	$22.0	$1,000.7
New Term Loan Facility
On May 14, 2015, the Company entered into a new $730.0 million senior secured term loan facility (the “New Term Loan Facility”), pursuant to a term loan agreement, among Milacron Holdings Corp., Milacron LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The New Term Loan Facility matures on September 28, 2020. The New Term Loan Facility ranks equal in right of payment with all existing and future senior indebtedness of the issuers and guarantors. The New Term Loan Facility is also secured by a second-priority lien on all of the assets of the Company, Milacron LLC and the guarantors that secure the senior secured asset-based revolving credit facility (the "ABL Facility"). The interest rate applicable to the New Term Loan Facility is, at our option, equal to either (i) the published LIBOR rate, plus a margin of, depending upon the current total net leverage ratio, 3.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) to 3.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus depending upon the current total net leverage ratio, 2.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) to 2.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum. In no event will the LIBOR rate be less than 1.00% at any time. The New Term Loan Facility provides us with the right, at any time, to request one or more incremental term increases in the aggregate amount (x) $200.0 million plus (y) an unlimited amount so long as our pro forma total net secured leverage ratio does not exceed 4.00 to 1.00 plus (z) the amount of any optional prepayment of any term loan under the New Term Loan Facility to the extent not funded with proceeds of any long-term indebtedness (other than revolving indebtedness) or proceeds of any incremental term facility that effectively extends the maturity date with respect to any class of term loans under the New Term Loan Facility. The following amounts will be applied to repay the New Term Loan Facility, subject to certain thresholds, carve-outs and exceptions: (i) 100% of the net cash proceeds of any incurrence of debt by us and certain of our subsidiaries, (ii) 100% of net cash proceeds of any non-ordinary course sale or other disposition of assets by us or certain subsidiaries and (iii) 50% of our excess cash flow, subject to certain reductions.
The net proceeds from the New Term Loan Facility were used (i) to repay in full the $339.1 million principal outstanding under the Company's existing senior secured term loan facility due March 2020 (the "Term Loan Facility"), (ii) to redeem in full the $220.0 million aggregate principal amount outstanding on our 8.375% senior secured notes due 2019 (the "Senior Secured Notes") on May 15, 2015 at a redemption price of 106.281% of the principal amount thereof, plus accrued and unpaid interest, to, but not including May 15, 2015 and (iii) to pay a cash dividend of approximately $144.6 million to the holders of the Company's common stock.
In connection with these transactions, the Company recognized an $18.6 million loss on the early extinguishment of debt which is classified within loss on debt extinguishment in the Company's Consolidated Statements of Operations. The loss on debt extinguishment includes a $13.8 million premium paid to redeem the Senior Secured Notes and the write-off of $4.8 million of deferred financing costs and debt discount associated with the Senior Secured Notes and the Term Loan Facility. The Company also capitalized an additional $5.2 million of deferred financing costs related to the issuance of the New Term Loan Facility which are being amortized over the term of the loan using the effective interest rate method.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 30, 2015, in connection with the Company's completion of its IPO, the Company repaid $248.0 million of the principal amount outstanding under the New Term Loan Facility. As a result of this repayment, the Company recognized a $3.6 million loss on the early extinguishment of debt which is classified within loss on debt extinguishment in the Company's Consolidated Statements of Operations. The Company was in compliance with all applicable covenants as of and for the year ended December 31, 2015.
Senior Unsecured Notes
In connection with the Mold-Masters Acquisition, Milacron LLC and Mcron Financial Corp. issued $465.0 million aggregate principal amount of 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes") pursuant to an indenture, dated as of March 28, 2013 (the "2013 Indenture"), among Milacron LLC and Mcron Financial Corp., the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent. The Senior Unsecured Notes mature on February 15, 2021 and interest is payable semi-annually on February 15 and August 15 of each year. The Senior Unsecured Notes are unsecured and were issued in a private transaction that is not subject to the registration requirements of the Securities Act of 1933. The Senior Unsecured Notes are redeemable, in whole or in part, at any time on or after February 15, 2016 on the redemption dates and at the redemption prices set forth in the 2013 Indenture. In addition, the Company may redeem up to 40% of the Senior Unsecured Notes before February 15, 2016 with the net cash proceeds from certain equity offerings. The Company may also redeem some or all of the Senior Unsecured Notes before February 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. In addition, the Company may be required to make an offer to purchase the Senior Unsecured Notes upon the sale of certain assets and upon a change of control. The Company was in compliance with all applicable covenants as of and for the years ended December 31, 2015 and 2014.
Senior Secured Notes
On April 30, 2012, the Company issued $275.0 million aggregate principal amount of 8.375% senior secured notes due 2019 (the "Senior Secured Notes") pursuant to an indenture, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent.
In April 2014, the Company redeemed $55.0 million of the Senior Secured Notes. The Company recorded a $2.9 million loss on the early extinguishment of debt related to the redemption that is recorded within loss on debt extinguishment in the Company's Consolidated Statements of Operations. On May 15, 2015, the Company redeemed in full the $220.0 million aggregate principal amount outstanding on the Senior Secured Notes at a redemption price of 106.281% of the principal amount thereof, plus accrued and unpaid interest, to, but not including May 15, 2015.
Term Loan Facility
In conjunction with the Mold-Masters Acquisition, Milacron Holdings Corp., Milacron LLC and certain domestic subsidiaries entered into a seven-year $245.0 million senior secured term loan facility (the "Term Loan Facility") with JPMorgan Chase Bank, N.A. acting as administrative agent.
On March 31, 2014, the Company exercised its right to request an incremental term increase and borrowed an additional $100.0 million, net of a discount of $0.5 million, under the Term Loan Facility for the principal purpose of funding acquisitions in 2014 as well as redeeming a portion of the Senior Secured Notes. The agreement was also amended to reduce the margin on the interest rate from 3.25% to 3.00% for LIBOR loans and from 2.25% to 2.00% for non-LIBOR loans. No other significant terms of the Term Loan Facility were changed. As a result of the modification, an additional $0.8 million of related costs were deferred and were being amortized over the term of the agreement. On May 14, 2015, the Company repaid in full the $339.1 million principal amount outstanding under the Term Loan Facility.
ABL Facility
On April 30, 2012, Milacron Holdings Corp., Milacron LLC and certain subsidiaries entered into a new ABL Facility. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $60.0 million of loans thereunder, subject to a borrowing base and other limitations. The Company has the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions.
The obligations under the ABL Facility are secured, subject to certain exceptions, by substantially all of the assets of the borrowers and the assets of the guarantors under such facility. In addition, the ABL Facility includes certain customary negative covenants

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

that, subject to exceptions, limit the ability of Milacron Holdings Corp. to incur additional indebtedness, pay dividends or certain other distributions on its capital stock, repurchase its capital stock, prepay subordinated indebtedness, incur liens on assets, make certain investments or other restricted payments, engage in transactions with affiliates, sell certain assets, merge or consolidate with or into other companies and alter the business that it conducts.
On March 28, 2013, the ABL Facility was amended to increase the maximum borrowings under the U.S. sub-facility from $60.0 million to $70.0 million and to allow for additional borrowings of up to $30.0 million under a Canadian sub-facility, subject to a borrowing base and other limitations. The covenants and other terms of the ABL Facility were not significantly changed. As a result of this modification, an additional $1.1 million of related costs were deferred and are being amortized over the term of the amended agreement. On March 17, 2014, the Company exercised its right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the program were not changed. On October 17, 2014, the ABL Facility was amended to add a $25.0 million German sub-facility and the term was reset to five years from the date of the amendment. The covenants and other terms of the ABL Facility were not materially changed. As a result of this modification, an additional $1.3 million of related costs were deferred and are being amortized over the term of the amended agreement. On May 14, 2015, the Company amended and restated the credit agreement governing the ABL Facility to conform certain terms in the credit agreement governing the ABL Facility to the terms contained in the credit agreement governing the New Term Loan Facility.
At December 31, 2015, $14.2 million of the ABL Facility was utilized, all of which represent letters of credit, with $91.8 million available under the facility. At December 31, 2014, $14.9 million of the ABL Facility was utilized, all of which represent letters of credit, with $79.8 million available under the facility. The Company is in compliance with all covenants as of and for the years ended December 31, 2015 and 2014.
Other Borrowings
The Company has other lines of credit and capital lease arrangements with various U.S. and non-U.S. banks totaling approximately $24.3 million and $27.2 million at December 31, 2015 and 2014, respectively. These credit facilities support letters of credit, guarantees and leases in addition to providing borrowings under varying terms. At December 31, 2015, $11.1 million was outstanding with $8.2 million representing borrowings and $2.9 million representing letters of credit and bank guarantees. At December 31, 2014, $14.5 million was outstanding with $10.9 million representing borrowings and $3.6 million representing letters of credit and bank guarantees. Approximately $13.2 million and $12.7 million were available to the Company under certain conditions under these lines at December 31, 2015 and 2014, respectively. The weighted-average interest rate on short-term borrowings was 5.18% at December 31, 2015 and 6.15% at December 31, 2014.
Debt Issuance Costs
As a result of the Company’s issuance of the Senior Secured Notes in 2012, $8.9 million of debt issuance costs were capitalized and were being amortized over seven years using the effective interest rate method. Additionally, as a result of the issuance of the Term Loan Facility and the Senior Unsecured Notes in conjunction with the Mold-Masters Acquisition, $21.3 million of debt issuance costs were capitalized and are being amortized using the effective interest rate method. As previously described, the Company recognized a $22.2 million loss on the early extinguishment of debt which is classified within loss on debt extinguishment in the Company's Consolidated Statements of Operations for the year ended December 31, 2015. The loss on debt extinguishment includes a $13.8 million premium paid to redeem the Senior Secured Notes, the write-off of $4.8 million of debt issuance costs and debt discount associated with the Senior Secured Notes and the Term Loan Facility and $3.6 million write-off of debt issuance costs and debt discount associated with the New Term Loan Facility as a result of the repayment of $248.0 million on June 30, 2015. The Company also capitalized an additional $5.2 million of deferred financing costs related to the issuance of the New Term Loan Facility which are being amortized over the term of the loan using the effective interest rate method. Deferred financing costs are netted against long-term debt in the accompanying Consolidated Balance Sheets and the related amortization expense is included in interest expense, net in the accompanying Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

As of December 31, 2015, future minimum payments of the Company’s debt and capital lease arrangements are as follows (in millions):

2016	$0.4
2017	0.4
2018	—
2019	—
2020	482.0
At December 31, 2015, based on Level 2 inputs such as quoted market prices, the fair value of the New Term Loan Facility was approximately $477.2 million and the fair value of the Senior Unsecured Notes was approximately $424.3 million. The carrying amount of the Company’s other debt approximates fair value.
6. Employee Benefit Plans
Savings Plans
The Company sponsors a defined contribution plan (the "401(k) Plan") for eligible U.S. employees. The provisions of the 401(k) Plan allow eligible employees to contribute a percentage of their compensation, not to exceed the limits established by federal income tax law and employees are immediately vested in their voluntary contributions. The Company’s contributions to the 401(k) Plan are based on matching a portion of the employee contributions and employees become vested in the Company contributions once they attain three years of credited service.
As a result of the Mold-Masters Acquisition, the Company also maintains defined contribution plans for eligible employees at certain of its foreign subsidiaries. Employees are immediately vested in both their voluntary and company matching contributions.
The Company recorded expense of $2.7 million, $2.6 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Pension Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. Contributions to these plans are expected to approximate benefit payments.
Components of net periodic pension cost included in the accompanying Consolidated Statements of Operations were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Service costs	$0.4	$0.4	$0.4
Interest cost	0.8	1.2	1.2
Expected return on plan assets	(0.3)	(0.3)	(0.2)
Amortization of unrecognized gains and losses	0.3	—	0.1
Pension expense	$1.2	$1.3	$1.5

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Employee Benefit Plans (continued)

The measurement date for all of the Company’s defined benefit pension plans is December 31. The funded status of the plans is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$35.3	$32.0	$28.2
Service cost	0.4	0.4	0.4
Interest cost	0.8	1.2	1.2
Benefits paid	(0.8)	(0.9)	(0.7)
Actuarial (gain) loss	(1.0)	6.7	1.7
Foreign currency translation adjustments	(3.1)	(4.1)	1.2
Projected benefit obligation at end of year	$31.6	$35.3	$32.0
Change in plans assets:
Fair value of plan assets at beginning of year	$5.6	$5.3	$4.4
Employer contributions	0.3	0.3	0.3
Actual return on plan assets	0.2	0.6	0.6
Benefits paid	(0.1)	(0.2)	(0.1)
Foreign currency translation adjustments	(0.3)	(0.4)	0.1
Fair value of plan assets at end of year	$5.7	$5.6	$5.3
Underfunded status	$25.9	$29.7	$26.7
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2015	2014
	(in millions)
Current accrued pension liabilities	$0.7	$0.7
Noncurrent accrued pension liabilities	25.2	29.0
Accumulated other comprehensive loss	(4.6)	(6.8)
The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2016 is $0.2 million. The accumulated benefit obligation for the defined benefit plans was $30.6 million and $33.7 million at December 31, 2015 and 2014, respectively.
Estimated future benefit payments from the defined benefit plans, including the effects of future service, are as follows (in millions):

2016	$0.9
2017	0.9
2018	0.9
2019	1.0
2020	1.0
2021 – 2025	6.7

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Employee Benefit Plans (continued)

The following table presents the weighted-average actuarial assumptions used to determine pension cost for the Company’s defined benefit plans:

	Year Ended December 31,
	2015	2014	2013
Discount rate	2.44%	3.78%	4.21%
Expected long-term rate of return on plan assets	4.54%	5.45%	5.10%
Rate of expected increase in future compensation levels	3.36%	3.34%	3.21%
The following table presents the weighted-average actuarial assumptions used to determine the projected benefit obligation for the Company’s defined benefit plans:

	December 31,
	2015	2014
Discount rate	2.71%	2.44%
Rate of expected increase in future compensation levels	3.24%	3.18%
Plan assets are held in the United Kingdom plan and in one of the plans in Germany. Plan assets are primarily invested in common/collective trusts which are valued at the net asset value ("NAV") per share or unit multiplied by the number of shares or units held as of the measurement date. The NAV is based on the fair value of the underlying net assets owned by the fund and the NAV’s unit or per share price is quoted on a private market that may not be active. The investment objectives for the plan assets are to generate returns that will enable the plans to meet their future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2015 and 2014.
The following table sets forth by level, within the fair value hierarchy, the plans assets at fair value as of December 31, 2015 and 2014:

	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2015
Investments:
Common/Collective trusts:
Equity	$2.5	$—	$2.5	$—
Corporate and government bonds	2.7	—	2.7	—
Cash equivalents and other	0.5	0.5	—	—
Total investments	$5.7	$0.5	$5.2	$—

December 31, 2014
Investments:
Common/Collective trusts:
Equity	$2.6	$—	$2.6	$—
Corporate and government bonds	2.7	—	2.7	—
Cash equivalents and other	0.3	0.3	—	—
Total investments	$5.6	$0.3	$5.3	$—
Other postretirement plan
The Company sponsored a postretirement medical insurance plan for certain eligible employees. During the year ended December 31, 2015, the Company terminated the plan and recognized a $1.5 million gain which is included within other expense, net on the Company's Consolidated Statement of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Shareholders’ Equity
At inception, the Company had 48,898,000 authorized shares of common stock and 10,000 authorized shares of preferred stock, each with a par value of $0.01 per share. On March 7, 2013, the number of common shares authorized was increased to 83,977,000. On June 25, 2015, in conjunction with the Company's IPO, the number of preferred shares authorized was increased to 50,000,000 and the number of common shares authorized was increased to 500,000,000. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors. At December 31, 2015 and 2014, the Company has 67,296,678 and 52,286,100 common shares issued and outstanding, respectively, and no preferred shares issued or outstanding for any period.
On February 17, 2014, the Company acquired all the noncontrolling shares of Milacron Plastics Machinery (Jiangyin) Co., Ltd. for $1.9 million. As the Company already held a controlling interest, the purchase was accounted for as an equity transaction. For the year ended December 31, 2014, the Company recognized a reduction in paid-in capital of $1.6 million for the excess of par value of the purchase of the noncontrolling shares.
On May 15, 2015, the Company paid a cash dividend of $144.6 million to holders of the Company's common stock. On June 12, 2015, the Company’s Board of Directors and stockholders approved a 106.3 for 1 stock split of the Company’s common stock. All common share and common per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this stock split.
8. Net Loss Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share (EPS) computations:

	Year Ended December 31,
	2015	2014	2013
	(in millions, except share and per share amounts)
Numerator:
Net loss applicable to common shareholders	$(38.8)	$(14.8)	$(24.6)
Denominator:
Denominator for basic EPS—weighted-average common shares	59,925,776	52,189,580	44,773,560
Dilutive effect of stock-based compensation arrangements	—	—	—
Denominator for diluted EPS—adjusted weighted-average common shares	59,925,776	52,189,580	44,773,560

Basic EPS	$(0.65)	$(0.28)	$(0.55)
Diluted EPS	$(0.65)	$(0.28)	$(0.55)

The diluted EPS calculation for the year ended December 31, 2015 excludes the effect of the following outstanding stock-based awards as their effect is anti-dilutive: 6,296,789 stock options, 258,813 shares of restricted stock and 16,125 restricted stock units. The diluted EPS calculation for the years ended December 31, 2014 and 2013 excludes the effect of 5,262,913 and 4,767,874 outstanding stock options, respectively, as their effect is anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive nonforfeitable dividends on the shares covered by the awards.
9. Stock-based Compensation
The Company sponsors an equity incentive plan (the "2012 Plan") which provides for the granting of stock options, stock appreciation rights ("SARs"), restricted stock and other stock-based awards to employees, non-employee directors and Company consultants. The Company has granted both time-based and performance-based stock options and time-based and performance-based SARs under the 2012 Plan. The time-based stock options vest in equal increments over four years in tranches for the awards granted to employees and five years in tranches for awards granted to non-employee directors and were valued using a closed form option-pricing model. The performance-based stock options only vest when specific liquidity events, as defined, occur and were valued using a Monte Carlo simulation. The performance-based stock options also contain a market condition in which the CCMP Stockholders, as defined, must receive a certain multiple of their initial investment in order for the awards to vest. The time-based stock options also contain provisions that accelerate vesting of the awards upon the occurrence of a liquidity event, as

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

defined. The time-based SARs vest in equal increments over four years in tranches and the performance-based SARs only vest when specific liquidity events, as defined, occurs and if the CCMP Stockholders, as defined, receive a certain multiple on their initial investment.
In June 2015, the Company's Board of Directors adopted the 2015 Equity Incentive Plan (the "2015 Plan") which became effective upon the pricing of the Company's IPO. The 2015 Plan allows for the granting of stock options, SARs, restricted stock awards, restricted stock units and other awards convertible into or otherwise based on shares of the Company's common stock. On June 25, 2015, in connection with the IPO, the Company granted 1,260,567 stock options, 136,441 SARs, 266,313 restricted stock awards and 16,125 restricted stock units under the 2015 Plan. The stock options, valued using a closed form option-pricing model, and SARs granted vest in equal annual increments over four years. The restricted stock awards vest on the third anniversary of the date of grant and the restricted stock units vest two business days after the public disclosure in 2016 of the Company’s financial results for fiscal year 2015.
The models utilized to value the time-based and performance-based awards granted under the 2012 Plan and 2015 Plan require the input of certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the trading of the Company’s common stock prior to the IPO and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company. The Company believes the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of the Company. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for the stock options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term of the performance-based options was based on the expected time to a liquidity event, as defined. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on its common stock.
The key assumptions utilized in determining the fair value of the stock options granted during the years ended December 31, 2015, 2014 and 2013 are as follows for the various tranches:

Time-Based Options
Year Ended December 31,
	2015	2014	2013
Assumptions:
Expected term (years)	2.07 - 7.50	2.07 - 7.50	2.81 - 7.50
Expected volatility	45.00% - 77.00%	47.00% - 77.00%	64.00% - 84.00%
Risk-free interest rate	0.46% - 2.31%	0.46% - 2.31%	0.34% - 1.35%
Expected dividend yield	—%	—%	—%

Performance-Based Options
Year Ended December 31,
	2015	2014	2013
Assumptions:
Expected term (years)	2.07 - 4.30	2.07 - 4.30	2.80 - 3.80
Expected volatility	44.00% - 74.00%	44.00% - 74.00%	64.00% - 83.00%
Risk-free interest rate	0.29% - 3.09%	0.29% - 3.09%	0.34% - 2.50%
Expected dividend yield	—%	—%	—%

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

For the stock option grants made in 2013, 2014 and January 2015, the estimated grant date fair value of the Company’s common stock, as determined by the Company’s Board of Directors, which in part relied upon a valuation from a third-party specialist, approximated $9.41, therefore, the strike prices for those grants are $9.41. In connection with the cash dividend of $144.6 million paid to the holders of the Company's common stock in May 2015, as disclosed in Note 7, the Company made an adjustment to the exercise price of all stock options outstanding as of that date in accordance with the stock option agreements’ original terms and conditions related to anti-dilution. The dividend, $2.77 on a per share basis, reduced the exercise price of all outstanding options from $9.41 to $6.64 effective May 15, 2015. For the stock option grants made in conjunction with the Company's IPO, the strike price was set at the opening price of $20.00. Additionally, all awards granted for the years presented expire ten years from the grant date.
The total fair value of the time-based stock options granted is being recognized into compensation expense over the requisite service period and totaled $4.8 million and $3.7 million for the years ended December 31, 2014 and 2013, respectively. In 2015, based on the trading price of the Company's common stock subsequent to the IPO, the market condition related to the time-based options issued under the 2012 Plan was satisfied which resulted in the vesting of these awards and the Company's recognition of all previously unrecognized stock-based compensation expense associated with these awards. For the year ended December 31, 2015, compensation expense related to time-based options granted under both the 2012 Plan and 2015 Plan was $10.6 million.
No compensation expense was recognized during 2013 or 2014 for performance-based awards. In 2015, the performance condition was satisfied in conjunction with the Company's IPO and the market condition was satisfied based on the trading price of the Company's common stock subsequent to the IPO which resulted in the Company's recognition of all unrecognized stock-based compensation associated with the performance-based awards. For the year ended December 31, 2015, compensation expense related to the performance-based options was $9.2 million.
At December 31, 2015, the time-based stock options had unrecognized compensation expense related to nonvested options of $9.5 million which is expected to be recognized over a weighted-average remaining period of 3.3 years. Approximately $3.2 million is expected to be recognized into compensation expense in 2016 related to the time-based awards.
The following tables present combined stock option information under the 2012 Plan and the 2015 Plan as of and for the year ended December 31, 2015:

	Outstanding			Exercisable
Exercise Price	Options	Weighted- Average Remaining Contractual Term (In years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$6.64	5,044,408	7.2	$6.64	4,648,885	$6.64
$20.00	1,252,381	9.5	20.00	—	—
Total	6,296,789	7.7	$9.30	4,648,885	$6.64

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2014	5,262,914	$6.64
Granted	1,297,772	19.62
Exercised	(47,835)	6.64
Expired	(157,402)	6.64
Forfeited	(58,660)	8.50
Outstanding at December 31, 2015	6,296,789	$9.30	7.7	$29.6
Exercisable at December 31, 2015	4,648,885	$6.64	7.3	$27.3
Options expected to vest	6,034,302	$8.86	7.6	$29.5

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

The Company received cash proceeds from the exercise of stock options of $0.4 million for the year ended December 31, 2015. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the year ended December 31, 2015 was $0.4 million.
At December 31, 2015, there were 4,311,886 time-based stock options outstanding and the weighted-average grant-date fair value of time-based stock options granted during the years ended December 31, 2015, 2014 and 2013 was $8.88, $6.32 and $6.52, respectively. At December 31, 2015, there were 1,984,903 performance-based stock options outstanding and the weighted-average grant-date fair value of performance-based stock options granted during the years ended December 31, 2015, 2014 and 2013 was $4.46, $4.46 and $4.55.
Stock Appreciation Rights
Under the 2012 Plan, the Company granted a total of 161,941 time-based SARs and 161,952 performance-based SARs in 2013, 2014 and 2015 with a strike price of $6.64 per share that will expire ten years from the date of grant and will only be settled in cash. The time-based awards vest in equal increments over four years in tranches and the performance-based awards only vest when specific liquidity events, as defined, occurs and if the CCMP Stockholders, as defined, receive a certain multiple on their initial investment. At December 31, 2015, there were 153,969 time-based SARs and 153,979 performance-based SARs vested and outstanding related to the 2012 Plan with a liability balance of $1.8 million, which is reported in accrued salaries, wages and other compensation in the Company's Consolidated Balance Sheets.
In June 2015, in conjunction with the Company's IPO, the Company granted an additional 136,441 SARs under the 2015 Plan with a strike price of $20.00 per share. These awards will vest in equal increments over four years in tranches, will expire ten years from the date of grant and will only be settled in cash. At December 31, 2015, 136,441 SARs were outstanding, however, none had vested and there was no liability associated with these awards. For the year ended December 31, 2015, the Company recorded compensation expense of $1.6 million related to SARs granted under both the 2012 Plan and 2015 Plan.
Restricted Stock Awards
In 2015, in conjunction with the Company's IPO, 266,313 shares of restricted common stock were granted with an estimated fair value of $20.00 per share and vest at the end of three years. At December 31, 2015, there were 258,813 restricted stock awards outstanding, none of which were vested, and there is unrecognized compensation expense of $3.4 million associated with these awards which is expected to be recognized over a weighted-average period of 2.5 years. For the year ended December 31, 2015, the Company recorded compensation expense of $0.7 million and approximately $1.4 million is expected to be recognized into compensation expense in 2016.
10. Derivative Financial Instruments
In the normal course of business, including the purchasing of materials and selling of products, the Company is exposed to certain risks related to fluctuations in foreign currency exchange rates. The Company uses foreign currency forward exchange contracts to manage risks from these market fluctuations. The Company currently hedges its risk relative to fluctuations in the Canadian dollar and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward exchange contracts denominated in these currencies outstanding with notional amounts totaling $10.3 million at December 31, 2015 and $29.3 million at December 31, 2014. As of December 31, 2015, all of the Company’s outstanding instruments mature within the next 10 months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $0.1 million at December 31, 2015 and are included in prepaid and other current assets in the Company's Consolidated Balance Sheets and $3.1 million at December 31, 2014 and are included in other current liabilities in the Company's Consolidated Balance Sheets.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

The following table provides the effect of the Company’s designated cash flow hedges on the Company’s Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
2015
Foreign exchange contract	$(0.5)	$(3.6)
2014:
Foreign exchange contract	$(3.7)	$(3.0)
2013:
Foreign exchange contract	$(2.8)	$(1.0)
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in loss on currency translation or cost of sales within the Company's Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the derivative instruments was immaterial for all periods presented. During the year ended December 31, 2015, 2014 and 2013, the Company recorded a net loss of $3.6 million, $3.0 million and $1.0 million, respectively, related to the settlement of forward exchange contracts which were designated as cash flow hedges.
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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 were as follows:

	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2015
Foreign currency forward contracts (asset position)	$0.1	$—	$0.1	$—
December 31, 2014
Foreign currency forward contracts (liability position)	$3.1	$—	$3.1	$—
The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the years ended December 31, 2015, 2014 and 2013, the Company recognized a gain of $0.1 million, $0.6 million and $0.3 million, respectively, related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Consolidated Statements of Operations and are classified within loss on currency translation. The fair value of these derivative instruments not designated as hedges at December 31, 2015 was de minimis.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at December 31, 2012	$(0.3)	$(0.5)	$—	$(0.8)
Other comprehensive income (loss) before reclassifications	4.0	(1.1)	(2.5)	0.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	0.7	0.8
Other comprehensive income (loss)	4.0	(1.0)	(1.8)	1.2
Balance at December 31, 2013	3.7	(1.5)	(1.8)	0.4
Other comprehensive loss before reclassifications	(49.1)	(4.1)	(3.7)	(56.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2.4	2.4
Other comprehensive (loss) income	(49.1)	(4.1)	(1.3)	(54.5)
Balance at December 31, 2014	(45.4)	(5.6)	(3.1)	(54.1)
Other comprehensive income (loss) before reclassifications	(59.1)	2.2	(0.4)	(57.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	3.5	2.3
Other comprehensive (loss) income	(59.1)	1.0	3.1	(55.0)
Balance at December 31, 2015	$(104.5)	$(4.6)	$—	$(109.1)
The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2015, 2014 and 2013:

	Classification	Year Ended December 31,
	of Expense	2015	2014	2013
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$1.2	$—	$(0.1)
Tax benefit	(c)	—	—	—
Adjustment of pension and post-retirement obligations, net of tax		1.2	—	(0.1)
Derivative financial instruments:
Loss on derivative financial instruments	(b)	(3.6)	(3.0)	(1.0)
Tax benefit	(c)	0.1	0.6	0.3
Loss on derivative financial instruments, net of tax		(3.5)	(2.4)	(0.7)
Total reclassifications from accumulated other comprehensive income (loss)		$(2.3)	$(2.4)	$(0.8)

(a)	Amount is included in the calculation of pension cost within cost of sales and selling, general and administrative expense in the Company's Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and loss on currency translation in the Company's Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Company's Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring Reserves
The Company recorded severance expense of $6.6 million for the year ended December 31, 2015, related to the Company's organizational redesign initiatives in Europe including the consolidation of certain manufacturing operations to the Czech Republic. These amounts are included within other expense, net in the Company's Consolidated Statements of Operations and are expected to be substantially paid in cash by June 30, 2016. The total remaining liability under these severance-related actions, which is included within other current liabilities in the Company's Consolidated Balance Sheets, was $1.9 million as of December 31, 2015. Total severance expense for the year ended December 31, 2015, by segment, is as follows: Advanced Plastic Processing Technologies, $1.2 million; Melt Delivery and Control Systems, $2.7 million; and Fluid Technologies, $2.7 million.
13. Related-Party Transaction
The Company executed an advisory services and monitoring agreement with CCMP Capital Advisors, LLC ("CCMP") on April 30, 2012 that provides a quarterly advisory fee to CCMP. The Company incurred $0.3 million, $0.5 million and $0.5 million of expense for the years ended December 31, 2015, 2014 and 2013, respectively, related to the advisory services and monitoring agreement and these costs are included within selling, general and administrative expenses within the Company's Consolidated Statements of Operations. In connection with the Company's IPO, the advisory services and monitoring agreement between the Company and CCMP was terminated.
14. Commitments and Contingencies
The Company is obligated under various non-cancelable operating leases for equipment and facilities, some of which contain renewal options. At December 31, 2015, future minimum lease commitments under non-cancelable operating leases were approximately $23.7 million with required payments of $9.4 million in 2016, $6.8 million in 2017, $3.4 million in 2018, $2.2 million in 2019, $1.0 million in 2020, and $0.9 million thereafter. The Company recorded $11.0 million, $11.8 million and $10.9 million of rent expense for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company is involved in environmental remedial investigations and actions at certain locations where the Company has been designated a potentially liable party. The Company is also from time to time involved in various other loss contingencies, including tax and legal contingencies that arise during the normal course of business. The Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are recognized no later than the completion of a remediation feasibility study. The accruals are adjusted as further information becomes available or circumstances change. Environmental costs have not been material at the Company’s sites. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future.
15. Business Segment Information
The Company’s operations are principally managed based upon the products that are produced and are comprised of three operating segments, which are the same as the Company’s reportable segments: Advanced Plastic Processing Technologies, Melt Delivery and Control Systems and Fluid Technologies. The factors for determining the Company’s reportable segments include the manner in which management evaluates performance combined with the nature of the individual business activities. The Company evaluates the performance of its segments based on net sales and operating earnings. Operating earnings includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segments. Operating earnings for each segment excludes items that are of a non-operating nature or are of a corporate or functional governance nature. Costs excluded from segment operating earnings include interest expense, income taxes and various corporate expenses such as transaction costs associated with the acquisition of certain businesses, stock-based compensation expense and other separately managed general and administrative costs. The effects of intersegment transactions have been eliminated.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Business Segment Information (continued)

The Advanced Plastic Processing Technologies segment is a global leader in the manufacture, distribution and service of equipment and products used in the plastic technology and processing industry, including injection molding, blow molding and extrusion applications with its principal operations located in the U.S., Germany, Italy, Czech Republic and India. The segment also sells specialty and peripheral equipment for plastic processing as well as replacement parts for machinery products. The Melt Delivery and Control Systems segment, which has major operations in the U.S., Canada, Germany and China, is a global leader in the manufacture of plastic delivery and precision control systems which are recurring, consumable sales for injection molding applications. The Melt Delivery and Control Systems segment sells highly engineered, technically advanced hot runner systems, process control systems, mold bases, mold components, aftermarket parts and related technologies and services for injection molding, as well as maintenance, repair and operating supplies for plastic processing operations. The Fluid Technologies segment has major blending facilities in the U.S., The Netherlands and South Korea and is a leading manufacturer of premium coolants, lubricants, process cleaners and corrosion inhibitors that are used in a variety of metalworking industries.
The following table summarizes total assets by segment:

	December 31, 2015	December 31, 2014
	(in millions)
Advanced Plastic Processing Technologies	$501.1	$460.9
Melt Delivery and Control Systems	1,029.3	1,112.1
Fluid Technologies	141.7	150.2
Corporate	24.2	46.6
Total assets	$1,696.3	$1,769.8
The following table summarizes long-lived assets by segment:

	December 31, 2015	December 31, 2014
	(in millions)
Advanced Plastic Processing Technologies	$110.0	$98.3
Melt Delivery and Control Systems	90.3	97.6
Fluid Technologies	15.4	17.1
Corporate	6.1	3.9
Total long-lived assets	$221.8	$216.9
The following tables summarize segment information:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$674.0	$675.8	$580.1
Melt Delivery and Control Systems	390.3	406.7	320.5
Fluid Technologies	115.2	128.8	128.2
Total net sales to external customers	$1,179.5	$1,211.3	$1,028.8

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Business Segment Information (continued)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$56.5	$51.9	$34.1
Melt Delivery and Control Systems	50.9	57.2	28.8
Fluid Technologies	12.9	13.5	12.4
Corporate	(48.5)	(37.5)	(21.0)
Total operating earnings	$71.8	$85.1	$54.3
Capital expenditures:
Advanced Plastic Processing Technologies	$29.4	$22.9	$15.4
Melt Delivery and Control Systems	19.5	15.8	11.7
Fluid Technologies	1.2	1.8	2.1
Corporate	2.6	0.9	0.8
Total capital expenditures	$52.7	$41.4	$30.0
Depreciation and amortization:
Advanced Plastic Processing Technologies	$19.9	$22.6	$25.4
Melt Delivery and Control Systems	35.7	39.9	36.4
Fluid Technologies	6.7	8.9	11.1
Corporate	0.4	0.2	0.3
Total depreciation and amortization	$62.7	$71.6	$73.2
The following tables summarize net sales to external customers and long-lived assets by geographic region:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net sales to external customers:
United States	$576.0	$541.6	$456.4
Rest of World	603.5	669.7	572.4
Total net sales to external customers	$1,179.5	$1,211.3	$1,028.8

	December 31, 2015	December 31, 2014
	(in millions)
Long-lived assets:
United States	$78.3	$72.8
Rest of World	143.5	144.1
Total long-lived assets	$221.8	$216.9

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Summarized Quarterly Financial Information (Unaudited)
Earnings per share for each quarter and year are calculated individually and may not sum to the total for the year.

	2015 Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Net sales	$279.2	$301.3	$292.7	$306.3	$1,179.5
Manufacturing margins	$97.9	$104.2	$101.3	$100.5	$403.9
Operating earnings	$7.4	$19.6	$11.0	$33.8	$71.8
Net (loss) income attributable to Milacron Holdings Corp.	$(15.9)	$(27.2)	$(11.2)	$15.5	$(38.8)
Basic EPS	$(0.30)	$(0.51)	$(0.17)	$0.23	$(0.65)
Diluted EPS	$(0.30)	$(0.51)	$(0.17)	$0.22	$(0.65)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Net sales	$280.3	$295.9	$314.6	$320.5	$1,211.3
Manufacturing margins	$98.9	$102.2	$108.3	$109.6	$419.0
Operating earnings	$15.3	$24.8	$20.8	$24.2	$85.1
Net loss attributable to Milacron Holdings Corp.	$(8.2)	$(2.1)	$(3.9)	$(0.6)	$(14.8)
Basic EPS	$(0.16)	$(0.04)	$(0.07)	$(0.01)	$(0.28)
Diluted EPS	$(0.16)	$(0.04)	$(0.07)	$(0.01)	$(0.28)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to the existence of a transition period established by the rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Company's 2016 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Company's 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information required by this item will be included in the Company's 2016 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Company's 2016 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the Company's 2016 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The consolidated financial statements of Milacron Holdings Corp. filed as part of this Form 10-K are included in Item 8. Financial Statements and Supplementary Data.
(a)(2) Financial Statement Schedules
Schedules Omitted
Schedules other than Schedule II are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the consolidated financial statements and notes thereto.
Schedule II: Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Obligations	Deductions	Balance at End of Period
	(in millions)
Valuation allowance for deferred tax assets:
Year Ended December 31, 2015	$65.3	$18.8	$—	$(14.1)	$70.0
Year Ended December 31, 2014	63.6	13.4	—	(11.7)	65.3
Year Ended December 31, 2013	51.3	11.0	6.2	(4.9)	63.6
(a)(3) Exhibit Index
The following is an index of the exhibits included in this report:

Exhibit Number:

3.1	Second Amended and Restated Certificate of Incorporation of Milacron Holdings Corp. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on June 30, 2015).
3.2	Amended and Restated By Laws of Milacron Holdings Corp. (Incorporated by reference from Exhibit 3.2 to Form 8-K filed on June 30, 2015).
4.1	Milacron Holdings Corp. 2015 Equity Incentive Plan (Incorporated by reference from Exhibit 4.1 to Form S-8 filed on June 25, 2015).
4.2
Amended and Restated Stockholders’ Agreement, dated as of July 8, 2013, by and among Milacron Holdings Corp., certain stockholders of Milacron Holdings Corp., including CCMP Capital Investors II, L.P., CCMP Capital Investors (Cayman) II, L.P., certain funds affiliated with Alberta Investment Management Corporation, Ira Boots and the other stockholder party thereto (Incorporated by reference from Exhibit 4.2 to Form S-1 filed on April 3, 2015.

4.3
Amendment No. 1, dated as of March 20, 2015 to Amended and Restated Stockholders’ Agreement, dated as of July 8, 2013, by and among Milacron Holdings Corp., certain stockholders of Milacron Holdings Corp., including CCMP Capital Investors II, L.P., CCMP Capital Investors (Cayman) II, L.P., certain funds affiliated with Alberta Investment Management Corporation and the other stockholder party thereto (Incorporated by reference from Exhibit 4.3 to Form S-1 filed on April 3, 2015).

4.4
Indenture, dated as of March 28, 2013, among Milacron LLC, Mcron Finance Corp., the guarantors from time to time party thereto and U.S. Bank National Association, as trustee (Incorporated by reference from Exhibit 4.4 to Form S-1/A filed on May 29, 2015).

10.1
Term Loan Agreement, dated as of May 14, 2015, by and among Milacron Holdings Corp., Milacron LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to Form S-1/A filed on May 29, 2015).

10.2
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

10.3
Security Agreement, dated as of May 14, 2015, by and among Milacron Holdings Corp., Milacron LLC, the other grantors party thereto and JP Morgan Chase Bank, N.A., as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.3 to Form S-1/A filed on May 29, 2015).

10.4	Milacron Holdings Corp. Amended and Restated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.5 to Form S-1 filed on April 3, 2015).
10.5	Milacron Holdings Corp. 2015 Equity Incentive Plan (Incorporated by reference from Exhibit 10.5 to Form S-1/A filed on May 29, 2015).
10.6	Milacron Holdings Corp. Annual Bonus Plan (Incorporated by reference from Exhibit 10.6 to Form S-1/A filed on May 29, 2015).
10.7	Employment Agreement between Milacron Holdings Corp. and Thomas Goeke (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed on June 11, 2015).
10.8	Employment Agreement, dated as of April 25, 2014, between Milacron Intermediate Holdings Inc. and John Gallagher III (Incorporated by reference from Exhibit 10.8 to Form S-1/A filed on June 11, 2015).
10.9	Employment Agreement, dated as of March 20, 2013, between Milacron UK Limited and Ron Krisanda (Incorporated by reference from Exhibit 10.9 to Form S-1/A filed on June 11, 2015).
10.10	Offer Letter to Bruce Chalmers, dated October 30, 2013 (Incorporated by reference from Exhibit 10.10 to Form S-1/A filed on June 11, 2015).
10.11	Severance Agreement, dated as of June 5, 2015, between Milacron Holdings Corp. and Bruce Chalmers (Incorporated by reference from Exhibit 10.11 to Form S-1/A filed on June 11, 2015).
10.12
Amended and Restated Employment Agreement, dated as of April 30, 2012, between Milacron Intermediate Holdings Inc. and John Francy (Incorporated by reference from Exhibit 10.12 to Form S-1/A filed on June 11, 2015).

10.13	Separation Agreement, dated as of December 11, 2014, between Milacron Intermediate Holdings Inc. and John Francy (Incorporated by reference from Exhibit 10.13 to Form S-1/A filed on June 11, 2015).
10.14	Form of Milacron Holdings Corp. Indemnification Agreement for James Ridout (Incorporated by reference from Exhibit 10.14 to Form S-1/A filed on June 16, 2015).
10.15	Amended and Restated Chairman Services Agreement between Milacron Holdings Corp. and Ira Boots (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 30, 2015).
10.16	Form of Director Restricted Stock Award Agreement (Incorporated by reference from Exhibit 10.16 to Form S-1/A filed on June 11, 2015).
10.17	Form of Restricted Stock Award Agreement (Incorporated by reference from Exhibit 10.17 to Form S-1/A filed on June 11, 2015).
10.18	Form of Stock Option Award Agreement (Incorporated by reference from Exhibit 10.18 to Form S-1/A filed on June 11, 2015).
10.19	Form of Milacron Holdings Corp. Indemnification Agreement for Mark McFadden and Timothy Walsh (Incorporated by reference from Exhibit 10.14 to Form S-1/A filed on June 16, 2015).
10.20	Form of Milacron Holdings Corp. Amended and Restated Indemnification Agreement for Greg Brenneman (Incorporated by reference from Exhibit 10.14 to Form S-1/A filed on June 16, 2015).
10.21
Form of Milacron Holdings Corp. Indemnification Agreement for Jim Gentilcore, Jim Kratochvil, Waters Davis, Ron Krisanda and Bruce Chalmers (Incorporated by reference from Exhibit 10.14 to Form S-1/A filed on June 16, 2015).

10.22
Form of Milacron Holdings Corp. Amended and Restated Indemnification Agreement for Ira Boots, John Gallagher and Tom Goeke (Incorporated by reference from Exhibit 10.14 to Form S-1/A filed on June 16, 2015).

10.23	Amended and Restated Employment Agreement between Milacron Holdings Corp. and Thomas Goeke (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 30, 2015).
10.24	Milacron Holdings Corp. Annual Bonus Plan (Incorporated by reference from Exhibit 10.3 to Form 8-K filed on June 30, 2015).
21.1	List of Subsidiaries of Milacron Holdings Corp.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm, relating to Milacron Holdings Corp.
24.1	Power of Attorney (included on signature page to the Annual Report).

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Milacron Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milacron Holdings Corp.
(Registrant)

Date: March 2, 2016	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Thomas Goeke, Bruce Chalmers and Hugh C. O’Donnell or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2016.

Signatures	Capacity

/s/ Thomas Goeke	President, Chief Executive Officer and Director
Thomas Goeke	(Principal Executive Officer)

/s/ Bruce Chalmers	Chief Financial Officer
Bruce Chalmers	(Principal Financial and Accounting Officer)

/s/ Ira Boots	Director
Ira Boots

/s/ Greg Brenneman	Director
Greg Brenneman

/s/ Timothy Walsh	Director
Timothy Walsh

/s/ Mark McFadden	Director
Mark McFadden

/s/ Jim Gentilcore	Director
Jim Gentilcore

/s/ Waters Davis	Director
Waters Davis

/s/ Jim Kratochvil	Director
Jim Kratochvil

/s/ James Ridout	Director
James Ridout