Form 10-Q
period 2016-03-31
Milacron Holdings Corp.
filed 2016-05-05
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At March 31, 2016, there were 67,720,262 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2016

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including the risk factors discussed in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission ("SEC") on March 2, 2016. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016
	(Unaudited)	December 31, 2015
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$87.4	$67.5
Accounts receivable, net	189.3	204.4
Inventories, net:
Raw materials	84.8	81.1
Work-in-process	55.5	48.3
Finished products	112.2	109.5
Total inventories	252.5	238.9
Prepaid and other current assets	49.8	38.6
Total current assets	579.0	549.4
Property and equipment, net	217.8	221.8
Goodwill	534.4	530.1
Intangible assets, net	380.5	380.1
Other noncurrent assets	15.4	14.9
Total assets	$1,727.1	$1,696.3
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$7.8	$7.4
Long-term debt and capital lease obligations due within one year	0.3	0.4
Accounts payable	79.5	79.2
Advanced billings and deposits	49.7	39.7
Accrued salaries, wages and other compensation	29.4	30.8
Accrued interest	4.9	13.9
Other current liabilities	57.9	52.5
Total current liabilities	229.5	223.9
Long-term debt and capital lease obligations	932.0	931.9
Deferred income tax liabilities	66.4	66.2
Accrued pension liabilities	25.8	25.2
Other noncurrent accrued liabilities	8.9	8.2
Total liabilities	1,262.6	1,255.4
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 67,720,262 and 67,296,678
issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	0.7	0.7
Capital in excess of par value	652.0	648.7
Retained deficit	(89.6)	(99.4)
Accumulated other comprehensive loss	(98.6)	(109.1)
Total shareholders’ equity	464.5	440.9
Total liabilities and shareholders’ equity	$1,727.1	$1,696.3
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions, except per share data)
Net sales	$277.3	$279.2
Cost of sales	181.2	181.3
Manufacturing margins	96.1	97.9
Operating expenses:
Selling, general and administrative expenses	62.8	66.2
Amortization expense	7.7	9.4
(Gain) loss on currency translation	(6.8)	11.2
Other expense, net	0.4	3.7
Total operating expenses	64.1	90.5
Operating earnings	32.0	7.4
Interest expense, net	15.3	18.4
Earnings (loss) before income taxes	16.7	(11.0)
Income tax expense	6.9	4.9
Net earnings (loss)	$9.8	$(15.9)
Earnings (loss) per share:
Basic	$0.15	$(0.30)
Diluted	$0.14	$(0.30)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net earnings (loss)	$9.8	$(15.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10.0	(23.3)
Unrecognized post-retirement plan (loss) gain	(0.1)	0.6
Unrealized gain on hedging activities	0.6	1.0
Total other comprehensive income (loss), net of tax	10.5	(21.7)
Comprehensive income (loss)	$20.3	$(37.6)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating activities
Net earnings (loss)	$9.8	$(15.9)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14.8	16.2
Unrealized (gain) loss on currency translation of intercompany advances	(7.0)	11.4
Amortization of deferred financing costs	0.9	1.1
Non-cash stock-based compensation expense	1.1	1.1
Deferred income taxes	(0.5)	0.3
Changes in assets and liabilities:
Accounts receivable	17.3	(2.3)
Inventories	(11.2)	(11.8)
Prepaid and other current assets	(4.1)	(2.7)
Accounts payable	0.7	3.3
Advanced billings and deposits	9.4	(3.2)
Other current liabilities	(7.8)	2.6
Other noncurrent assets	0.2	—
Other noncurrent accrued liabilities	0.3	(0.5)
Net cash provided by (used in) operating activities	23.9	(0.4)
Investing activities
Purchases of property and equipment	(8.0)	(14.6)
Proceeds from disposals of property and equipment	0.6	0.6
Net cash used in investing activities	(7.4)	(14.0)
Financing activities
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(0.7)	(0.9)
Net increase (decrease) in short-term borrowings (original maturities of 90 days or less)	0.3	(0.5)
Proceeds from exercise of stock options	2.2	—
Debt issuance costs	—	(0.4)
Net cash provided by (used in) financing activities	1.8	(1.8)
Effect of exchange rate changes on cash	1.6	(2.5)
Increase (decrease) in cash and cash equivalents	19.9	(18.7)
Cash and cash equivalents at beginning of period	67.5	81.5
Cash and cash equivalents at end of period	$87.4	$62.8
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2016 and December 31, 2015 and for the
Three Months Ended March 31, 2016 and 2015
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
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The interim period results are not necessarily indicative of the results to be expected for the full year. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2016.
Stock Split
The Company’s Board of Directors and stockholders approved a 106.3 for 1 stock split of the Company’s common stock on June 12, 2015. All common share and common per share amounts in the Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this stock split.
Initial Public Offering
On June 30, 2015, the Company completed its initial public offering ("IPO") whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The shares began trading on the New York Stock Exchange on June 25, 2015. The aggregate net proceeds received by the Company from the offering was approximately $265 million, net of underwriting discounts and commissions and estimated offering expenses. The net proceeds were used to repay existing indebtedness.
In July 2015, the Company's underwriters exercised their option to purchase additional shares of the Company's common stock. The underwriters purchased 415,600 shares of the Company's common stock at the public offering price of $20.00 per share, less the underwriting discount, and on July 29, 2015 the Company received $7.8 million in proceeds, net of the underwriting discount. These net proceeds were used for general corporate purposes.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606, as further amended, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for the Company beginning January 1, 2018. The Company is currently evaluating the method of adoption and the effect that the adoption will have on the Company's Condensed Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU requires that deferred tax assets and liabilities be classified as noncurrent instead of separating the deferred taxes into current and noncurrent amounts. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period on either a prospective or retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. The Company elected to early adopt the ASU as of December 31, 2015 on a prospective basis.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for the Company beginning January 1, 2019 with early adoption allowed and practical expedients to measure the effect of adoption also being allowed. The Company is currently evaluating the effect that the adoption will have on the Company's Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017 and early adoption is permitted. The Company is currently evaluating the effect that the adoption will have on the Company's Condensed Consolidated Financial Statements.
Reclassifications
Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
2. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the three months ended March 31, 2016:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2015	$37.0	$446.2	$46.9	$—	$530.1
Foreign currency translation adjustments	—	4.3	—	—	4.3
Balance at March 31, 2016	$37.0	$450.5	$46.9	$—	$534.4
The following table summarizes the Company’s other intangible assets at March 31, 2016:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$43.1	$15.8	$27.3
Technology	116.4	30.1	86.3
Customer relationships	230.3	104.1	126.2
Total intangible assets subject to amortization	389.8	150.0	239.8
Trademarks, not subject to amortization	140.7	—	140.7
Total	$530.5	$150.0	$380.5

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Goodwill and Other Intangible Assets (continued)

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
Consolidated amortization expense related to intangible assets subject to amortization was $7.7 million and $9.4 million for the three months ended March 31, 2016 and 2015, respectively.
3. Income Taxes
An estimated annual effective tax rate is used to determine the quarterly provision for income taxes. The effective rate is based on various factors including expected annual income, statutory tax rates, tax planning opportunities in the various jurisdictions in which the Company operates, permanent items, valuation allowances against deferred tax assets and the ability to utilize tax credits and net operating loss ("NOL") carryforwards. Subsequent recognition, derecognition and measurement of tax positions are separately recognized in the quarter in which the underlying transaction or event occurs which causes variability in the effective tax rates from quarter to quarter.
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
The utilization of the Company's NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period ("Section 382 Ownership Change"). If the Company has undergone a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of March 31, 2016 the Company has determined that multiple ownership changes under Section 382 have occurred and that any limitations resulting from these ownership changes would not have a material impact to the Company's Condensed Consolidated Financial Statements.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Debt
Debt for the Company consists of the following:

	March 31, 2016			December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
7.75% senior unsecured notes due 2021	$464.4	$8.7	$455.7	$465.0	$9.1	$455.9
Senior secured term loan facility due September 2020	482.0	6.1	475.9	482.0	6.4	475.6
Borrowings under other lines of credit	7.8	—	7.8	7.4	—	7.4
Capital lease obligations and other	0.7	—	0.7	0.8	—	0.8
	954.9	14.8	940.1	955.2	15.5	939.7
Less current portion	(8.1)	—	(8.1)	(7.8)	—	(7.8)
	$946.8	$14.8	$932.0	$947.4	$15.5	$931.9
In March 2016, the Company repurchased approximately $0.6 million of the Company's outstanding 7.75% senior unsecured notes on the open market at a discount to par.
5. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. Net periodic pension expense was $0.3 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, and is included in cost of sales and selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.
6. Net Earnings (Loss) Per Share and Shareholders’ Equity
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share (EPS) computations:

	Three Months Ended March 31,
	2016	2015
(in millions, except common share and per common share amounts)
Numerator:
Net loss applicable to common shareholders	$9.8	$(15.9)
Denominator:
Denominator for basic EPS–weighted-average common shares	67,179,348	52,288,757
Dilutive effect of stock-based compensation arrangements	2,496,120	—
Denominator for diluted EPS–adjusted weighted-average common shares	69,675,468	52,288,757

Basic EPS	$0.15	$(0.30)
Diluted EPS	$0.14	$(0.30)
The diluted EPS calculation for the three months ended March 31, 2015 excludes the effect of 5,142,688 outstanding stock options as their effect is anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive nonforfeitable dividends on the shares covered by the awards.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Derivative Financial Instruments
In the normal course of business, including the purchasing of materials and selling of products, the Company is exposed to certain risks related to fluctuations in foreign currency exchange rates. The Company uses foreign currency forward contracts to manage risks from these market fluctuations. The Company currently hedges its risk relative to fluctuations in the Canadian dollar and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $17.4 million at March 31, 2016 and $10.3 million at December 31, 2015. As of March 31, 2016, all of the Company’s outstanding instruments mature within the next 9 months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $0.6 million at March 31, 2016 and $0.1 million at December 31, 2015 which is included in prepaid and other current assets in the Company's Condensed Consolidated Balance Sheets.
The following table provides the effect of the Company’s designated cash flow hedges on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three Months Ended March 31, 2016
Foreign exchange contract	$0.5	$(0.1)
Three Months Ended March 31, 2015
Foreign exchange contract	$(0.3)	$(1.4)
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in (gain) loss on currency translation or cost of sales within the Company's Condensed Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the derivative instruments was immaterial for all periods presented. During the three months ended March 31, 2016 and 2015, the Company recorded a net loss of $0.1 million and $1.4 million, respectively, related to the settlement of forward contracts which were designated as cash flow hedges.
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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivatives instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 were as follows:

	Total	Level 1	Level 2	Level 3
	(in millions)
March 31, 2016
Foreign currency forward contracts (asset position)	$0.6	$—	$0.6	$—
December 31, 2015
Foreign currency forward contracts (asset position)	$0.1	$—	$0.1	$—

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Derivative Financial Instruments (continued)

The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the three months ended March 31, 2015, the Company recognized a gain of $0.3 million related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Condensed Consolidated Statements of Operations and are classified within (gain) loss on currency translation. The fair value of these derivative instruments not designated as hedges at March 31, 2016 was de minimis.
8. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at December 31, 2014	$(45.4)	$(5.6)	$(3.1)	$(54.1)
Other comprehensive (loss) income before reclassifications	(23.3)	0.6	(0.3)	(23.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1.3	1.3
Other comprehensive (loss) income	(23.3)	0.6	1.0	(21.7)
Balance at March 31, 2015	$(68.7)	$(5.0)	$(2.1)	$(75.8)

Balance at December 31, 2015	$(104.5)	$(4.6)	$—	$(109.1)
Other comprehensive income (loss) before reclassifications	10.0	(0.1)	0.5	10.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.1	0.1
Other comprehensive income (loss)	10.0	(0.1)	0.6	10.5
Balance at March 31, 2016	$(94.5)	$(4.7)	$0.6	$(98.6)
The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2016 and 2015:

	Classification	Three Months Ended March 31,
	of Expense	2016	2015
		(in millions)
Derivative financial instruments:
Loss on derivative financial instruments	(a)	$(0.1)	$(1.4)
Tax benefit	(b)	—	0.1
Total reclassifications from accumulated other comprehensive income (loss)		$(0.1)	$(1.3)

(a)	Amount is included in cost of sales and (gain) loss on currency translation in the Company's Condensed Consolidated Statements of Operations.

(b)	These amounts are included in income tax expense in the Company's Condensed Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Warranty Reserves
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and is periodically adjusted to reflect actual experience.
The following tables summarize changes in the Company’s warranty reserves. Accrued warranty reserves are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Balance at beginning of period	$8.3	$8.6
Warranty expense	2.8	2.4
Warranty claims paid	(2.9)	(2.2)
Foreign currency translation adjustments	0.2	(0.4)
Balance at end of period	$8.4	$8.4
10. Restructuring Reserves

The total remaining liability under severance-related actions taken during the year ended December 31, 2015, which is included within other current liabilities in the Company's Condensed Consolidated Balance Sheets, was $1.6 million as of March 31, 2016 compared to $1.9 million as of December 31, 2015, and is expected to be substantially paid in cash by September 30, 2016.
In connection with the Company's organizational redesign initiatives in Europe, the Company has committed to a plan to sell two separate facilities, one located in Mechelen, Belgium and one located in Magenta, Italy. As of March 31, 2016, both of these facilities met the held-for-sale criteria set forth in U.S. GAAP, resulting in the classification of $9.8 million of property and equipment as held-for-sale. No impairment was recognized during the three months ended March 31, 2016 and the book value of the facilities is classified within prepaid and other current assets in the accompanying Condensed Consolidated Balance Sheets. The Mechelen, Belgium facility is reported within the Melt Delivery and Control Systems segment and the Magenta, Italy facility is reported within the Advanced Plastic Processing Technologies segment.
11. Business Segment Information
The Company’s operations are principally managed based upon the products that are produced and are comprised of three operating segments, which are the same as the Company’s reportable segments: Advanced Plastic Processing Technologies, Melt Delivery and Control Systems, and Fluid Technologies. The factors for determining the Company’s reportable segments include the manner in which management evaluates performance combined with the nature of the individual business activities. The Company evaluates the performance of its segments based on net sales and operating earnings. Operating earnings includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segments. Operating earnings for each segment excludes items that are of a non-operating nature or are of a corporate or functional governance nature. Costs excluded from segment operating earnings include interest expense, income taxes and various corporate expenses such as transaction costs associated with the acquisition of certain businesses, stock-based compensation expense and other separately managed general and administrative costs. The effects of intersegment transactions have been eliminated. Effective January 1, 2016, the Advanced Plastic Processing Technologies segment includes our MPET product line that had previously been reported in the Melt Delivery and Control Systems segment. This reclassification more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change. The MPET product line had revenue of $2.6 million and an operating loss of $0.5 million in the first quarter of 2015.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Business Segment Information (continued)

The following table summarizes total assets by segment:

	March 31, 2016	December 31, 2015
	(in millions)
Advanced Plastic Processing Technologies	$500.9	$501.1
Melt Delivery and Control Systems	1,043.8	1,029.3
Fluid Technologies	144.3	141.7
Corporate	38.1	24.2
Total assets	$1,727.1	$1,696.3
The following table summarizes long-lived assets by segment:

	March 31, 2016	December 31, 2015
	(in millions)
Advanced Plastic Processing Technologies	$105.5	$110.0
Melt Delivery and Control Systems	90.4	90.3
Fluid Technologies	15.4	15.4
Corporate	6.5	6.1
Total long-lived assets	$217.8	$221.8
The following tables summarize segment information:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$156.1	$154.0
Melt Delivery and Control Systems	93.0	96.8
Fluid Technologies	28.2	28.4
Total net sales to external customers	$277.3	$279.2

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Business Segment Information (continued)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$9.8	$10.3
Melt Delivery and Control Systems	28.2	2.9
Fluid Technologies	4.1	2.8
Corporate	(10.1)	(8.6)
Total operating earnings	$32.0	$7.4
Capital expenditures:
Advanced Plastic Processing Technologies	$5.6	$9.6
Melt Delivery and Control Systems	1.7	4.5
Fluid Technologies	0.1	0.2
Corporate	0.6	0.3
Total capital expenditures	$8.0	$14.6
Depreciation and amortization:
Advanced Plastic Processing Technologies	$5.1	$5.3
Melt Delivery and Control Systems	8.2	9.1
Fluid Technologies	1.4	1.7
Corporate	0.1	0.1
Total depreciation and amortization	$14.8	$16.2
The following tables summarize net sales to external customers and long-lived assets by geographic region:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net sales to external customers:
United States	$128.2	$129.9
Rest of World	149.1	149.3
Total net sales to external customers	$277.3	$279.2

	March 31, 2016	December 31, 2015
	(in millions)
Long-lived assets
United States	$78.7	$78.3
Rest of World	139.1	143.5
Total long-lived assets	$217.8	$221.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 2, 2016.
Overview
Milacron Holdings Corp. ("Milacron", the "Company", "we", "us" or "our") is a global leader in the manufacture, distribution, and service of highly engineered and customized systems within the plastic technology and processing industry. We serve this market through the following three segments:

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
Milacron has strong brand recognition with over 150 years of continuous operations. With products sold in over 100 countries across six continents, our established and market-driven global footprint is well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Our breadth of products, long history, and global reach have resulted in a large installed base of over 40,000 plastic processing machines and over 140,000 hot runner systems.
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 61% of total fiscal 2015 sales and 64% of our sales for the three months ended March 31, 2016. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
We have over 27,000 customers globally, made up of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 53% in North America, 21% in Europe, 9% in China, 9% in India and 8% in the rest of the world for the three months ended March 31, 2016.
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
Cost Reduction Initiatives
Milacron’s organizational redesign and cost reduction initiatives are in the process of being implemented and are expected to yield approximately $35 million of annual run-rate cost savings by the end of 2017. In fiscal 2015, Milacron incurred approximately $22 million of one-time costs related to these projects and during the three months ended March 31, 2016, approximately $3 million of costs were incurred related to these projects.
See risk factors discussed in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 2, 2016.
Advanced Plastic Processing Technologies
The key factors affecting our APPT segment results include demand for plastic processing machinery, capacity and capital investment, raw material inputs and cost structure.
Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 64% of APPT sales for the three months ended March 31, 2016 occurring in North America, demand is also impacted by customers bringing manufacturing operations back to North America.
Capacity and Capital Investment. Capital expenditures in our APPT business were $29.4 million in fiscal 2015, of which approximately 58% related to capacity expansion for the production of plastic processing equipment, primarily in Europe to facilitate the announced move of our production facility in Italy to the Czech Republic. During the three months ended March 31, 2016, capital expenditures in APPT totaled $5.6 million, of which approximately 55% relates to capacity expansion for the production of plastic processing equipment.
Raw Material Inputs. In order to secure our supply needs, we have developed a global network of reliable, low-cost suppliers. We sourced approximately 28% of our components and materials from suppliers located in low-cost countries in fiscal 2015 and are working toward increasing this percentage. Steel, which we source both directly and indirectly through our component suppliers, is the primary material used in our products. We do not enter into derivative financial instruments to hedge our commodity price risk and currently do not have a significant number of long-term supply contracts with key suppliers.
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

Capacity and Capital Investment. Capital expenditures in our MDCS segment were $19.5 million in fiscal 2015, of which 25% was incurred to expand capacity in the Czech Republic, in part to facilitate the announced move of our Belgium warehouse to the Czech Republic. During the three months ended March 31, 2016, capital expenditures in MDCS totaled $1.7 million.
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
New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders in the first three months of 2016 were $291.8 million, a decrease of $6.8 million, or 2.3%, compared to $298.6 million in the first three months of 2015. Excluding $6.9 million of unfavorable effects of foreign currency movements, new orders were flat compared to the prior period. New orders were primarily impacted by an increase in our European equipment business, offset by lower demand volumes for mold bases. New orders were also impacted $5.3 million in the first three months of 2016 from the acquisition of CanGen Holdings, Inc. ("CanGen") during the fourth quarter of 2015.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at March 31, 2016 was $235.7 million, an increase of $24.1 million from December 31, 2015 and a decrease of $5.7 million from March 31, 2015. Excluding $2.6 million of favorable effects of foreign currency movements, backlog increased 10.2% compared to December 31, 2015. The increase in our backlog compared to December 31, 2015 is predominantly driven by strength in the North American equipment and hot runner businesses. Excluding $0.1 million of unfavorable effects of foreign currency movements, backlog decreased 2.3% compared to March 31, 2015. The decrease in our backlog compared to March 31, 2015 is primarily driven by lower demand volumes and the mix of capital and consumable spending within our customer base. Backlog was also impacted $5.3 million as of March 31, 2016 from the acquisition of CanGen. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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

Executive Overview
For the first three months of 2016, we reported sales of $277.3 million, operating earnings of $32.0 million and net earnings of $9.8 million. This compares to sales of $279.2 million, operating earnings of $7.4 million and a net loss of $15.9 million for the first three months of 2015. Excluding $6.7 million of unfavorable effects of foreign currency movements, sales increased 1.7% compared to the prior period. Sales were also impacted $5.2 million in the first three months of 2016 from the acquisition of CanGen. We generated $47.1 million in adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), or 17.0% of sales, during the first three months of 2016 compared to $44.5 million in Adjusted EBITDA, or 15.9% of sales, during the first three months of 2015.
Advanced Plastic Processing Technologies
Our APPT segment generated $156.1 million in revenue and $16.6 million in Adjusted EBITDA, or 10.6% of sales, before corporate expenses, for the first quarter of 2016 compared to $154.0 million in revenue and $17.2 million in Adjusted EBITDA, or 11.2% of sales, before corporate expenses, in the same period of 2015. Excluding $3.1 million of unfavorable effects of foreign currency movements, sales increased 3.4% compared to the prior period. Sales were also impacted $5.2 million in the first three months of 2016 from the acquisition of CanGen.
Melt Delivery and Control Systems
Our MDCS segment generated $93.0 million in revenue and $31.0 million in Adjusted EBITDA, or 33.3% of sales, before corporate expenses, for the first quarter of 2016 compared to $96.8 million in revenue and $28.0 million in Adjusted EBITDA, or 28.9% of sales, before corporate expenses, in the same period in 2015. Excluding $2.5 million of unfavorable effects of foreign currency movements, sales decreased 1.3% compared to the prior period.
Fluid Technologies
Our Fluids segment generated $28.2 million in revenue and $6.1 million in Adjusted EBITDA, or 21.6% of sales, before corporate expenses, in the first quarter of 2016 compared to $28.4 million in revenue and $5.1 million in Adjusted EBITDA, or 18.0% of sales, before corporate expenses, in the same period in 2015. Excluding $1.1 million of unfavorable effects of foreign currency movements, sales increased 3.2% compared to the prior period.
Liquidity
In the first three months of 2016, cash increased $19.9 million primarily due to cash generated from operations, partially offset by capital expenditures during the quarter. Operating activities generated $23.9 million of cash in the first three months of 2016 compared to using $0.4 million of cash in the same period of 2015. Investing activities used $7.4 million in the first three months of 2016 primarily due to capital expenditures. Financing activities generated $1.8 million in the first three months of 2016 primarily as a result of proceeds received from the exercise of stock options.
Cash on hand at March 31, 2016 was $87.4 million, and we had approximately $97.2 million available for borrowing under our asset-based and other credit facilities.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015
The following table summarizes the results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net sales	$277.3	$279.2
Cost of sales	181.2	181.3
Manufacturing margins	96.1	97.9
Operating expenses:
Selling, general and administrative expenses	62.8	66.2
Amortization expense	7.7	9.4
(Gain) loss on currency translation	(6.8)	11.2
Other expense, net	0.4	3.7
Total operating expenses	64.1	90.5
Operating earnings	32.0	7.4
Interest expense, net	15.3	18.4
Earnings (loss) before income taxes	16.7	(11.0)
Income tax expense	6.9	4.9
Net earnings (loss)	$9.8	$(15.9)
Net Sales
For the three months ended March 31, 2016, sales were $277.3 million compared to $279.2 million for the three months ended March 31, 2015, a decrease of $1.9 million, or 0.7%. Excluding $6.7 million of unfavorable effects of foreign currency movements, sales increased 1.7% compared to the prior period. Sales were also impacted $5.2 million in the first three months of 2016 from the acquisition of CanGen. Sales in our APPT segment increased as a result of strength in the equipment business and was partially offset by a decrease in our MDCS segment as a result of lower mold base volumes.
The following table sets forth our sales by segment for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$156.1	$154.0
Melt Delivery and Control Systems	93.0	96.8
Fluid Technologies	28.2	28.4
Total	$277.3	$279.2
Advanced Plastic Processing Technologies
Sales for the APPT segment for the three months ended March 31, 2016 were $156.1 million compared to $154.0 million for the three months ended March 31, 2015, an increase of $2.1 million, or 1.4%. Excluding $3.1 million of unfavorable effects of foreign currency movements, sales increased 3.4% compared to the prior period. Sales increased as a result of growth in the equipment businesses driven by performance in India and Europe with an increase in the automotive, consumer goods and construction industries. Sales were also impacted $5.2 million in the first three months of 2016 from the acquisition of CanGen.
Melt Delivery and Control Systems
Sales for the MDCS segment for the three months ended March 31, 2016 were $93.0 million compared to $96.8 million for the three months ended March 31, 2015, a decrease of $3.8 million, or 3.9%. Excluding $2.5 million of unfavorable effects of foreign currency movements, sales decreased 1.3% during the three month period. Sales decreased during the quarter in North America with declines primarily in the packaging, medical and electronics industries.

Fluid Technologies
Sales for the Fluids segment for the three months ended March 31, 2016 were $28.2 million compared to $28.4 million for the three months ended March 31, 2015, a decrease of $0.2 million, or 0.7%. Excluding $1.1 million of unfavorable effects of foreign currency movements, sales increased 3.2% during the three month period. Sales increased principally in Europe and in the automotive industry.
Cost of Sales
Cost of sales for the three months ended March 31, 2016 was $181.2 million compared to $181.3 million for the three months ended March 31, 2015, a decrease of $0.1 million, or 0.1%. The decrease is principally related to our low-cost country and other cost reduction initiatives, partially offset by the acquisition of CanGen.
Manufacturing Margins
Our manufacturing margin for the three months ended March 31, 2016 was $96.1 million compared to $97.9 million for the three months ended March 31, 2015, a decrease of $1.8 million, or 1.8%.
The manufacturing margin as a percent of sales for the three months ended March 31, 2016 was 34.7% compared to 35.1% for the three months ended March 31, 2015. While the Company has realized material cost savings and benefits from cost reduction actions, these improvements were offset by the effects of competitive pricing pressure on sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2016 were $62.8 million compared to $66.2 million for the three months ended March 31, 2015, a decrease of $3.4 million, or 5.1%. The decrease is primarily related to our organizational redesign initiatives and a reduction in trade show expenses in North America and India, partially offset by increased costs related to our acquisition of CanGen in the fourth quarter of 2015 and increased stock-based compensation expense.
Amortization Expense
Amortization expense related to intangible assets for the three months ended March 31, 2016 was $7.7 million compared to $9.4 million for the three months ended March 31, 2015, a decrease of $1.7 million, or 18.1%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects and was partially offset by amortization on certain intangible assets acquired in connection with the acquisition of CanGen in the fourth quarter of 2015.
(Gain) Loss on Currency Translation
The gain on currency translation for the three months ended March 31, 2016 was $6.8 million compared to a loss of $11.2 million for the three months ended March 31, 2015, resulting in a favorable change of $18.0 million. The gains and losses primarily relate to the non-cash translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters Luxembourg Holdings S.à r.l ("Mold-Masters").
Other Expense, Net
Other expense, net for the three months ended March 31, 2016 was $0.4 million compared to $3.7 million for the three months ended March 31, 2015, a decrease of $3.3 million. The decrease was principally driven by expenses incurred during the three months ended March 31, 2015 in connection with our organizational initiatives in Europe, primarily costs incurred to move our Belgium warehouse to the Czech Republic.
Operating Earnings
Operating earnings for the three months ended March 31, 2016 were $32.0 million compared to $7.4 million for the three months ended March 31, 2015, an increase of $24.6 million, or 332.4%. The increase in mainly attributable to the gains from currency translation and a reduction in expenses related to trade shows and other costs incurred related to our organizational redesign initiatives.
Interest Expense, Net
Interest expense, net of interest income, for the three months ended March 31, 2016 was $15.3 million compared to $18.4 million for the three months ended March 31, 2015, a decrease of $3.1 million, or 16.8%. The decrease was primarily due to the decrease in our average indebtedness during 2016 when compared to the same period in 2015.

Income Tax Expense
Income tax expense for the three months ended March 31, 2016 was $6.9 million compared to $4.9 million for the three months ended March 31, 2015, an increase of $2.0 million. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances. The increase in income tax expense is principally related to an increase in earnings and an increase in the tax rate at one of the Company's non-U.S. subsidiaries.
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
We view Adjusted EBITDA as a key measure of our performance. We present Adjusted EBITDA not only due to its importance for purposes of our credit agreements but also because it assists us in comparing our performance across reporting periods on a consistent basis as it excludes items that we do not believe are indicative of our core operating performance. Our management uses Adjusted EBITDA:
•as a measurement used in evaluating our consolidated and segment-level operating performance on a consistent basis;
•to calculate incentive compensation for our employees;
•for planning purposes, including the preparation of our internal annual operating budget;
•to evaluate the performance and effectiveness of our operational strategies; and
•to assess compliance with various metrics associated with our debt agreements.
We believe that the inclusion of Adjusted EBITDA in this Quarterly Report on Form 10-Q is useful to provide additional information to investors about certain material non-cash items as well as items considered to be one-time or non-recurring to the operations of the business. While we believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors, because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be considered as an alternative to performance measures derived in accordance with U.S. GAAP. Adjusted EBITDA is calculated as net earnings (loss) before income tax expense, interest expense, net, depreciation and amortization further adjusted to exclude other items as reflected in the reconciliation table below.
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

Adjusted Net Income
Adjusted Net Income measures our operating performance by adjusting net earnings (loss) to exclude amortization expense, non-cash currency effect on intercompany advances, organizational redesign costs, long-term equity awards and shareholder fees, acquisition integration costs, professional services and certain other non-recurring items. Management uses this measure to evaluate our core operating results as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business, but includes certain items such as depreciation, interest expense and income tax expense, which are otherwise excluded from Adjusted EBITDA. We believe the presentation of Adjusted Net Income enhances our investors’ overall understanding of the financial performance and cash flow of our business. You should not consider Adjusted Net Income as an alternative to net earnings (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.
The following is a reconciliation of net earnings (loss), the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net earnings (loss)	$9.8	$(15.9)
Amortization expense	7.7	9.4
Currency effect on intercompany advances (a)	(7.0)	11.4
Organizational redesign costs (b)	3.1	5.3
Long-term equity awards and shareholder fees (c)	2.3	1.3
Acquisition integration costs (d)	—	2.3
Professional services (e)	1.1	0.7
Fair market value adjustments (f)	0.3	—
Annual effective tax rate adjustment (g)	1.0	—
Other (h)	0.5	(0.1)
Adjusted Net Income	18.8	14.4
Income tax expense (g)	5.9	4.9
Interest expense, net	15.3	18.4
Depreciation expense	7.1	6.8
Adjusted EBITDA	$47.1	$44.5

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances within the MDCS segment.

(b)
Organizational redesign costs in the three months ended March 31, 2016 primarily included $1.2 million for termination costs as a result of eliminated positions, $0.7 million of costs related to the shutdown of facilities and $0.3 million of costs related to relocating our facility in Belgium to the Czech Republic. Organizational redesign costs in the three months ended March 31, 2015 primarily included $2.6 million of severance and $0.5 million of project costs related to relocating our warehouse in Belgium to the Czech Republic, $1.5 million for termination costs as a result of eliminated positions, and $0.3 million of costs related to the transition of positions to low-cost countries.

(c)
Long-term equity awards and shareholder fees include the charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the three months ended March 31, 2016 and 2015. The cash advisory payment to CCMP ceased as of the effective date of our initial public offering ("IPO").

(d)
In the three months ended March 31, 2015, we incurred $0.8 million of costs to introduce the integration and new branding of all Milacron companies. In addition, acquisition integration costs in the three months ended March 31, 2015 included $1.4 million of costs related to the Kortec, Inc. ("Kortec") and TIRAD s.r.o. ("TIRAD") acquisitions for product line integration and other strategic alignment initiatives.

(e)
Professional fees in the three months ended March 31, 2016 included $1.1 million of costs for strategic organizational initiatives. Professional fees in the three months ended March 31, 2015 included $0.4 million of fees for readiness initiatives associated with our IPO and $0.3 million of costs for strategic organizational initiatives.

(f)	Non-cash fair market value adjustments relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen Holdings, Inc. in the fourth quarter of 2015.

(g)
The annual effective tax rate adjustment reflects the impact to the quarterly tax provision utilizing the annual effective tax rate recomputed with anticipated tax rate reductions that have not been recognized for U.S. GAAP purposes as the Company is awaiting regulatory approval.  The reductions have historically been approved, or are expected to be approved, although there are no guarantees that the regulatory authorities will accept the Company’s applications.

(h)	Other costs for the three months ended March 31, 2016 includes the write-off of a $0.5 million non-trade receivable.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating earnings (loss):
APPT	$9.8	$10.3
MDCS	28.2	2.9
Fluids	4.1	2.8
Corporate	(10.1)	(8.6)
Total operating earnings	32.0	7.4
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	5.1	5.3
Organizational redesign costs (b)	1.4	1.0
Acquisition integration costs (d)	—	0.6
Fair market value adjustments (f)	0.3	—
Total APPT Adjustments	6.8	6.9
MDCS Adjustments:
Depreciation and amortization	8.2	9.1
Currency effect on intercompany advances (a)	(6.3)	11.1
Organizational redesign costs (b)	1.0	3.6
Acquisition integration costs (d)	—	1.4
Other (g)	(0.1)	(0.1)
Total MDCS Adjustments	2.8	25.1
Fluids Adjustments:
Depreciation and amortization	1.4	1.7
Organizational redesign costs (b)	0.1	0.5
Professional services (e)	—	0.1
Other (g)	0.5	—
Total Fluids Adjustments	2.0	2.3
Corporate Adjustments:
Depreciation and amortization	0.1	0.1
Currency effect on intercompany advances (a)	(0.7)	0.3
Organizational redesign costs (b)	0.6	0.2
Long-term equity awards and shareholder fees (c)	2.3	1.3
Acquisition integration costs (d)	—	0.3
Professional services (e)	1.1	0.6
Other (g)	0.1	—
Total Corporate Adjustments	3.5	2.8
Adjusted EBITDA:
APPT	16.6	17.2
MDCS	31.0	28.0
Fluids	6.1	5.1
Corporate	(6.6)	(5.8)
Total Adjusted EBITDA	$47.1	$44.5

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances within the MDCS segment.

(b)
Organizational redesign costs in the three months ended March 31, 2016 included $0.7 million of costs related to the shutdown of facilities in APPT and $0.3 million of costs related to relocating our facility on Belgium to the Czech Republic in MDCS. In the three months ended March 31, 2016, organizational redesign costs across all segments included $1.2 million for termination costs as a result of eliminated positions. Organizational redesign costs for MDCS in the three months ended March 31, 2015 included $2.6 million of severance and $0.5 million of project costs related to relocating our Belgium warehouse to the Czech Republic. In the three months ended March 31, 2015, organizational redesign costs across all segments included $1.5 million for termination costs as a result of eliminated positions and $0.3 million of costs related to the transition of positions to low-cost countries

(c)
Long-term equity awards and shareholder fees in Corporate included the charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP during the three months ended March 31, 2016 and 2015. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)
Acquisition integration costs across all segments in the three months ended March 31, 2015 include $1.4 million related to the Kortec and TIRAD acquisitions for product line integration and other strategic alignment initiatives. In addition, APPT and Corporate's acquisition integration costs include $0.8 million of one-time costs to introduce the integration and new branding of all Milacron companies at an industry trade show.

(e)
Professional fees incurred by Corporate in the three months ended March 31, 2016 included $1.1 million of costs for strategic organizational initiatives. Professional fees incurred by Corporate in the three months ended March 31, 2015 included $0.4 million for readiness initiatives related to our IPO. In addition, professional fees incurred by Corporate and Fluids in the three months ended March 31, 2015 included $0.3 million of costs for strategic organizational initiatives, respectively.

(f)	Non-cash fair market value adjustments relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen Holdings, Inc. in the fourth quarter of 2015.

(g)	Other costs for the three months ended March 31, 2016 includes the write-off of a $0.5 million non-trade receivable.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At March 31, 2016, we had cash and cash equivalents of $87.4 million, an increase of $19.9 million from December 31, 2015. At March 31, 2016, we had $84.6 million of availability under our ABL Facility and $12.6 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest. We may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the three months ended March 31, 2016, we generated $19.9 million of cash compared to using $18.7 million in the three months ended March 31, 2015. During the first quarter of 2016, cash provided by operations of $23.9 million was partially offset by capital expenditures. During the same period in 2015, cash was used primarily to fund capital expenditures and working capital growth.
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $97.2 million under these lines of credit.
The following table shows our statements of cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Statements of cash flow data
Net cash provided by (used in) operating activities	$23.9	$(0.4)
Net cash used in investing activities	(7.4)	(14.0)
Net cash provided by (used in) financing activities	1.8	(1.8)

Cash provided by (used in) operating activities
Operating activities for the three months ended March 31, 2016 provided $23.9 million of cash compared to using $0.4 million for the three months ended March 31, 2015. The increase was primarily driven by the collection of outstanding accounts receivable and an increase in advanced billings and deposits received.
Cash used in investing activities
Investing activities for the three months ended March 31, 2016 used $7.4 million of cash compared to $14.0 million of cash for the three months ended March 31, 2015. The decrease is a result of a reduction in capital expenditures when compared to the prior period.

Cash provided by (used in) financing activities
Financing activities for the three months ended March 31, 2016 provided $1.8 million compared to using $1.8 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, cash was generated primarily from proceeds on the exercise of stock options offset by the repurchase of $0.6 million of our 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes"). During the three months ended March 31, 2015, cash was used for payments on our short-term borrowings and long-term debt and capital lease obligations as well as debt issuance costs.
Total debt was $954.9 million at March 31, 2016 compared to $955.2 million at December 31, 2015. Total debt at March 31, 2016 included $482.0 million outstanding on the senior secured term loan facility due September 2020 (the "New Term Loan Facility") and $464.4 million outstanding on the Senior Unsecured Notes, while the ABL Facility was undrawn except for letter of credit issuances.
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
As disclosed in our Annual Report on Form 10-K, on June 30, 2015 we completed our IPO whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The net proceeds, in part, were used to repay $248.0 million outstanding under the New Term Loan Facility.
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

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. We had approximately $11.8 million of letters of credit outstanding as of March 31, 2016.
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
Description of Other Debt
At March 31, 2016, we have approximately $0.7 million in capital lease obligations outstanding as well as $7.8 million of borrowings under certain lines of credit and discounting programs. We also have approximately $4.8 million of outstanding letters of credit and other commitments related to these facilities at March 31, 2016.
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

There have been no material changes in our critical accounting policies from those previously included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 2, 2016.
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2015 and during the three months ended March 31, 2016, approximately 51% and 54% of our sales were attributable to our operations outside of the United States, respectively. Approximately 43% of sales in fiscal 2015 were typically denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility, our New Term Loan Facility and our Senior Unsecured Notes are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At March 31, 2016 and December 31, 2015, we had $19.5 million and $16.2 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to nine months. As of March 31, 2016 and December 31, 2015, the net fair value asset of financial instruments with exposure to foreign currency risk was and $0.6 million and $0.1 million, respectively. The fair value of these financial instruments would hypothetically decrease by $2.8 million and $1.5 million as of March 31, 2016 and December 31, 2015, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
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

Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 2, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the first quarter of 2016 or from March 31, 2016 through the date of filing this Quarterly Report on Form 10-Q.
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
101.0
The following materials from Milacron Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Languange): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Milacron Holdings Corp.

Date: May 5, 2016	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer