Form 10-Q
period 2016-09-30
Milacron Holdings Corp.
filed 2016-11-03
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At September 30, 2016, there were 68,065,840 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2016

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

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016
	(Unaudited)	December 31, 2015
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$102.7	$67.5
Accounts receivable, net	199.1	204.4
Inventories, net:
Raw materials	82.1	81.1
Work-in-process	51.1	48.3
Finished products	118.9	109.5
Total inventories, net	252.1	238.9
Prepaid and other current assets	53.9	38.6
Total current assets	607.8	549.4
Property and equipment, net	223.3	221.8
Goodwill	527.2	530.1
Intangible assets, net	362.0	380.1
Other noncurrent assets	11.2	14.9
Total assets	$1,731.5	$1,696.3
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$7.4	$7.4
Long-term debt and capital lease obligations due within one year	0.1	0.4
Accounts payable	78.2	79.2
Advanced billings and deposits	48.8	39.7
Accrued salaries, wages and other compensation	24.3	30.8
Accrued interest	4.9	13.9
Other current liabilities	59.1	52.5
Total current liabilities	222.8	223.9
Long-term debt and capital lease obligations	933.6	931.9
Deferred income tax liabilities	64.4	66.2
Accrued pension liabilities	25.7	25.2
Other noncurrent accrued liabilities	9.1	8.2
Total liabilities	1,255.6	1,255.4
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 68,065,840 and 67,296,678
issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	0.7	0.7
Capital in excess of par value	656.9	648.7
Retained deficit	(70.0)	(99.4)
Accumulated other comprehensive loss	(111.7)	(109.1)
Total shareholders’ equity	475.9	440.9
Total liabilities and shareholders’ equity	$1,731.5	$1,696.3
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Net sales	$292.2	$292.7	$877.6	$873.2
Cost of sales	192.5	191.4	574.5	569.8
Manufacturing margins	99.7	101.3	303.1	303.4
Operating expenses:
Selling, general and administrative expenses	60.3	69.2	187.0	207.5
Amortization expense	7.8	8.7	23.5	27.3
(Gain) loss on currency translation	(0.3)	8.7	(8.3)	18.6
Other expense, net	2.8	3.7	4.1	12.0
Total operating expenses	70.6	90.3	206.3	265.4
Operating earnings	29.1	11.0	96.8	38.0
Interest expense, net	15.2	15.6	45.6	52.4
Loss on debt extinguishment	—	—	—	22.2
Earnings (loss) before income taxes	13.9	(4.6)	51.2	(36.6)
Income tax expense	7.2	6.6	21.8	17.7
Net earnings (loss)	$6.7	$(11.2)	$29.4	$(54.3)
Earnings (loss) per share:
Basic	$0.10	$(0.17)	$0.44	$(0.94)
Diluted	$0.10	$(0.17)	$0.42	$(0.94)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net earnings (loss)	$6.7	$(11.2)	$29.4	$(54.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.7	(21.8)	(3.3)	(42.4)
Unrecognized post-retirement plan (loss) gain	—	(0.2)	0.1	0.3
Unrealized (loss) gain on hedging activities	(0.4)	1.0	0.6	2.4
Total other comprehensive income (loss), net of tax	1.3	(21.0)	(2.6)	(39.7)
Comprehensive income (loss)	$8.0	$(32.2)	$26.8	$(94.0)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Operating activities
Net earnings (loss)	$29.4	$(54.3)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44.8	47.0
Unrealized (gain) loss on currency translation of intercompany advances	(7.3)	19.6
Amortization of deferred financing costs	2.8	3.1
Loss on debt extinguishment	—	8.4
Asset impairments	1.4	2.2
Non-cash stock-based compensation expense	4.0	19.7
Deferred income taxes	(0.4)	0.8
Changes in assets and liabilities:
Accounts receivable	6.3	(18.6)
Inventories	(12.0)	(21.2)
Prepaid and other current assets	(8.5)	2.2
Accounts payable	0.2	1.3
Advanced billings and deposits	8.6	(12.7)
Other current liabilities	(12.7)	(0.6)
Other noncurrent assets	3.4	(1.5)
Other noncurrent accrued liabilities	0.8	(1.1)
Net cash provided by (used in) operating activities	60.8	(5.7)
Investing activities
Purchases of property and equipment	(31.0)	(39.7)
Proceeds from disposals of property and equipment	0.8	1.0
Net cash used in investing activities	(30.2)	(38.7)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	—	795.3
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(0.7)	(874.0)
Net increase (decrease) in short-term borrowings (original maturities of 90 days or less)	0.1	(1.4)
Dividends paid	—	(144.6)
Proceeds from the issuance of common stock	—	294.0
Initial public offering issuance costs	—	(21.1)
Proceeds from exercise of stock options	4.2	0.4
Debt issuance costs	—	(7.0)
Net cash provided by financing activities	3.6	41.6
Effect of exchange rate changes on cash	1.0	(4.2)
Increase (decrease) in cash and cash equivalents	35.2	(7.0)
Cash and cash equivalents at beginning of period	67.5	81.5
Cash and cash equivalents at end of period	$102.7	$74.5
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2016 and December 31, 2015 and for the
Three and Nine Months Ended September 30, 2016 and 2015
1. Background and Basis of Presentation
Milacron Holdings Corp. (the "Company" or "Milacron") is a global leader in the manufacture, distribution, and service of highly engineered and customized systems used in the plastic technology and processing industry. The Company has a full-line product portfolio that includes hot runner systems, injection molding, blow molding and extrusion equipment and produces process control systems, mold bases and components and maintenance, repair and operating ("MRO") supplies for plastic processing equipment and fluid technology. The Company operates throughout the world and is headquartered in Cincinnati, Ohio.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 clarifies the classification of certain cash receipts and cash payments within the statement of cash flows to reduce diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company is currently evaluating the effect that the adoption will have on the Company's Condensed Consolidated Financial Statements.
Reclassifications
Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
2. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the nine months ended September 30, 2016:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2015	$37.0	$446.2	$46.9	$—	$530.1
Foreign currency translation adjustments	—	(2.9)	—	—	(2.9)
Balance at September 30, 2016	$37.0	$443.3	$46.9	$—	$527.2
The following table summarizes the Company’s other intangible assets at September 30, 2016:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$42.8	$17.5	$25.3
Technology	116.5	34.9	81.6
Customer relationships	228.9	112.9	116.0
Total intangible assets subject to amortization	388.2	165.3	222.9
Trademarks, not subject to amortization	139.1	—	139.1
Total	$527.3	$165.3	$362.0
The following table summarizes the Company’s other intangible assets at December 31, 2015:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$42.6	$14.7	$27.9
Technology	110.9	26.6	84.3
Customer relationships	227.9	98.9	129.0
Total intangible assets subject to amortization	381.4	140.2	241.2
Trademarks, not subject to amortization	138.9	—	138.9
Total	$520.3	$140.2	$380.1

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Goodwill and Other Intangible Assets (continued)

Consolidated amortization expense related to intangible assets subject to amortization was $7.8 million and $8.7 million for the three months ended September 30, 2016 and 2015, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $23.5 million and $27.3 million for the nine months ended September 30, 2016 and 2015, respectively. In connection with the Company's rebranding initiative and marketing strategy, the Company ceased utilizing certain trademarks within the Advanced Plastic Processing Technologies reportable segment during the second quarter of 2015. The Company concluded this was an indicator of impairment and the Company recognized an impairment charge of $2.2 million for the nine months ended September 30, 2015, which is included within other expense, net in the Company's Condensed Consolidated Statements of Operations.
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
In accordance with Accounting Standards Codification 740 ("ASC 740"), the Company records interest and penalties associated with uncertain tax positions within income tax expense within the Company's Condensed Consolidated Statements of Operations. The Company does not have a material liability recorded for interest and penalties related to uncertain tax positions for any period presented.
The utilization of the Company's NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986 ("Section 382"), as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period ("Section 382 Ownership Change"). If the Company has undergone a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of September 30, 2016, the Company has determined that multiple ownership changes under Section 382 have occurred and that any limitations resulting from these ownership changes would not have a material impact on the Company's Condensed Consolidated Financial Statements.
During the third quarter of 2016, an agreement was reached with the tax authority at one of the Company’s foreign jurisdictions. Based upon the settlement, the Company concluded that a previously unrecognized tax benefit met the effective settlement criteria within ASC 740. This settlement resulted in a $15.7 million reduction of the Company’s unrecognized tax benefits and corresponding deferred tax assets during the third quarter of 2016; thus, the settlement had no impact on the Company's Condensed Consolidated Statement of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Debt
Debt for the Company consists of the following:

	September 30, 2016			December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
7.75% senior unsecured notes due 2021	$464.4	$7.8	$456.6	$465.0	$9.1	$455.9
Senior secured term loan facility due September 2020	482.0	5.4	476.6	482.0	6.4	475.6
Borrowings under other lines of credit	7.4	—	7.4	7.4	—	7.4
Capital lease obligations and other	0.5	—	0.5	0.8	—	0.8
	954.3	13.2	941.1	955.2	15.5	939.7
Less current portion	(7.5)	—	(7.5)	(7.8)	—	(7.8)
	$946.8	$13.2	$933.6	$947.4	$15.5	$931.9
In March 2016, the Company repurchased approximately $0.6 million of the Company's outstanding 7.75% senior unsecured notes on the open market at a discount to par.
On May 14, 2015, the Company entered into a new $730.0 million senior secured term loan facility with a maturity date of September 28, 2020 (the "New Term Loan Facility") and amended and restated the credit agreement governing the senior secured asset-based revolving credit facility (the "ABL Facility"), among other things, to conform certain terms in the credit agreement governing the ABL Facility to the terms contained in the credit agreement governing the New Term Loan Facility. The net proceeds from the New Term Loan Facility were used (i) to repay in full the $339.1 million principal amount outstanding under the Company's existing senior secured term loan facility due March 2020 (the "Term Loan Facility"), (ii) to redeem in full the $220.0 million aggregate principal amount outstanding of our 8.375% Senior Secured Notes due 2019 (the "Senior Secured Notes") on May 15, 2015 at a redemption price of 106.281% of the principal amount thereof, plus accrued and unpaid interest, to, but not including May 15, 2015 and (iii) to pay a cash dividend of approximately $145 million to the holders of the Company's common stock.
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
5. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. Net periodic pension expense was $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. Net periodic pension expense was $0.8 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively. Net periodic pension expense is included in cost of sales and selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Net Earnings (Loss) Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except common share and per common share amounts)
Numerator:
Net earnings (loss)	$6.7	$(11.2)	$29.4	$(54.3)
Denominator:
Denominator for basic EPS–weighted-average common shares	67,567,671	66,900,081	67,389,370	57,529,038
Dilutive effect of stock-based compensation arrangements	2,661,031	—	2,630,117	—
Denominator for diluted EPS–adjusted weighted-average common shares	70,228,702	66,900,081	70,019,487	57,529,038

Basic EPS	$0.10	$(0.17)	$0.44	$(0.94)
Diluted EPS	$0.10	$(0.17)	$0.42	$(0.94)
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
7. Stock-based Compensation
In connection with the cash dividend of approximately $145 million paid to the holders of the Company's common stock, as disclosed in Note 4, the Company made an adjustment to the exercise price of all stock options outstanding as of that date in accordance with the stock option agreements' original terms and conditions related to anti-dilution. The dividend, $2.77 on a per share basis, reduced the exercise price of all outstanding options from $9.41 to $6.64 effective May 15, 2015.
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
During the third quarter of 2015, the Company recognized $11.3 million of additional stock-based compensation expense related to time-based and performance-based awards previously granted to management personnel. These awards contained a market condition in which the vesting of awards was accelerated upon satisfaction of the market condition. Based upon the trading price of the Company's common stock subsequent to the IPO, the market condition was satisfied which resulted in the vesting of the awards in July 2015 and the Company's recognition of all previously unrecognized stock-based compensation expense associated with these awards.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Derivative Financial Instruments
In the normal course of business, including the purchasing of materials and selling of products, the Company is exposed to certain risks related to fluctuations in foreign currency exchange rates. The Company uses foreign currency forward contracts to manage risks from these market fluctuations. The Company currently hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $9.7 million at September 30, 2016 and $10.3 million at December 31, 2015. As of September 30, 2016, all of the Company’s outstanding instruments mature within the next 3 months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $0.4 million at September 30, 2016 and $0.1 million at December 31, 2015 which is included in prepaid and other current assets in the Company's Condensed Consolidated Balance Sheets.
The following table provides the effect of the Company’s designated cash flow hedges on the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three Months Ended September 30, 2016
Foreign exchange contract	$—	$0.6
Three Months Ended September 30, 2015
Foreign exchange contract	$0.2	$(0.8)

Nine Months Ended September 30, 2016
Foreign exchange contract	$1.4	$0.5
Nine Months Ended September 30, 2015
Foreign exchange contract	$(0.5)	$(2.9)
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in (gain) loss on currency translation or cost of sales within the Company's Condensed Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the derivative instruments was immaterial for all periods presented. During the three months ended September 30, 2016 and 2015, the Company recorded a net gain of $0.6 million and a net loss of $0.8 million, respectively, related to the settlement of forward contracts which were designated as cash flow hedges. During the nine months ended September 30, 2016 and 2015, the Company recorded a net gain of $0.5 million and a net loss of $2.9 million, respectively, related to the settlement of forward contracts which were designated as cash flow hedges.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Derivative Financial Instruments (continued)

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivatives instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 were as follows:

	Total	Level 1	Level 2	Level 3
	(in millions)
September 30, 2016
Foreign currency forward contracts (asset position)	$0.4	$—	$0.4	$—
December 31, 2015
Foreign currency forward contracts (asset position)	$0.1	$—	$0.1	$—
The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the three and nine months ended September 30, 2015, the Company recognized a loss of $0.2 million and a gain of $0.1 million related to the changes in fair value of these derivative instruments not designated as hedges, respectively. These gains and losses are recognized immediately within the Company's Condensed Consolidated Statements of Operations and are classified within (gain) loss on currency translation. The fair value of these derivative instruments not designated as hedges at September 30, 2016 was an asset of $0.1 million.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at June 30, 2015	$(66.0)	$(5.1)	$(1.7)	$(72.8)
Other comprehensive (loss) income before reclassifications	(21.8)	(0.2)	0.2	(21.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.8	0.8
Other comprehensive income (loss)	(21.8)	(0.2)	1.0	(21.0)
Balance at September 30, 2015	$(87.8)	$(5.3)	$(0.7)	$(93.8)

Balance at June 30, 2016	$(109.5)	$(4.5)	$1.0	$(113.0)
Other comprehensive income before reclassifications	1.7	—	0.2	1.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.6)	(0.6)
Other comprehensive (loss) income	1.7	—	(0.4)	1.3
Balance at September 30, 2016	$(107.8)	$(4.5)	$0.6	$(111.7)

Balance at December 31, 2014	$(45.4)	$(5.6)	$(3.1)	$(54.1)
Other comprehensive (loss) income before reclassifications	(42.4)	0.3	(0.4)	(42.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2.8	2.8
Other comprehensive (loss) income	(42.4)	0.3	2.4	(39.7)
Balance at September 30, 2015	$(87.8)	$(5.3)	$(0.7)	$(93.8)

Balance at December 31, 2015	$(104.5)	$(4.6)	$—	$(109.1)
Other comprehensive (loss) income before reclassifications	(3.3)	—	1.1	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	(0.5)	(0.4)
Other comprehensive (loss) income	(3.3)	0.1	0.6	(2.6)
Balance at September 30, 2016	$(107.8)	$(4.5)	$0.6	$(111.7)

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Accumulated Other Comprehensive Income (Loss) (continued)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2016 and 2015:

	Classification	Three Months Ended September 30,
	of Expense	2016	2015
		(in millions)
Derivative financial instruments:
Gain (loss) on derivative financial instruments	(b)	$0.6	$(0.8)
Tax benefit	(c)	—	—
Total reclassifications from accumulated other comprehensive income (loss)		$0.6	$(0.8)

	Classification	Nine Months Ended September 30,
	of Expense	2016	2015
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.1)	$—
Tax benefit	(c)	—	—
Adjustment of pension and post-retirement obligations, net of tax		(0.1)	—
Derivative financial instruments:
Gain (loss) on derivative financial instruments	(b)	0.5	(2.9)
Tax benefit	(c)	—	0.1
Gain (loss) on derivative financial instruments, net of tax		0.5	(2.8)
Total reclassifications from accumulated other comprehensive income (loss)		$0.4	$(2.8)

(a)	Amount is included in the calculation of pension cost within cost of sales and selling, general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and (gain) loss on currency translation in the Company's Condensed Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Company's Condensed Consolidated Statements of Operations.
10. Warranty Reserves
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and is periodically adjusted to reflect actual experience.
The following table summarizes changes in the Company’s warranty reserves for the periods indicated. Accrued warranty reserves are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Balance at beginning of period	$8.4	$8.3	$8.3	$8.6
Warranty expense	2.7	2.9	8.9	7.6
Warranty claims paid	(2.5)	(2.5)	(8.7)	(7.4)
Foreign currency translation adjustments	0.1	(0.4)	0.2	(0.5)
Balance at end of period	$8.7	$8.3	$8.7	$8.3

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring Reserves

2016 Actions

On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic. The Company expects to incur severance and other related costs of approximately $13.0 million to $15.0 million. Substantially all of these costs will result in future cash expenditures and are expected to be substantially complete by the end of 2017. As the employees are required to render service in order to receive the termination benefits, the associated liability will be recognized ratably over the future service period. The impact on the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016, as a result of this expense recognition, was not material.
2015 Actions
The total remaining liability under severance-related actions taken during the year ended December 31, 2015, which is included within other current liabilities in the Company's Condensed Consolidated Balance Sheets, was $0.6 million as of September 30, 2016 compared to $1.9 million as of December 31, 2015, and is expected to be substantially paid in cash by March 31, 2017.
In connection with the Company's organizational redesign initiatives in Europe, the Company has committed to a plan to sell two separate facilities, one located in Mechelen, Belgium and one located in Magenta, Italy. As of September 30, 2016, both of these facilities met the held-for-sale criteria set forth in U.S. GAAP, resulting in the classification of $9.7 million of property and equipment as held-for-sale. No impairment was recognized during the three and nine months ended September 30, 2016 and the book value of the facilities is classified within prepaid and other current assets in the accompanying Condensed Consolidated Balance Sheets. The Mechelen, Belgium facility is reported within the Melt Delivery and Control Systems segment and the Magenta, Italy facility is reported within the Advanced Plastic Processing Technologies segment.
12. Business Segment Information
The Company’s operations are principally managed based upon the products that are produced and are comprised of three operating segments, which are the same as the Company’s reportable segments: Advanced Plastic Processing Technologies, Melt Delivery and Control Systems, and Fluid Technologies. The factors for determining the Company’s reportable segments include the manner in which management evaluates performance combined with the nature of the individual business activities. The Company evaluates the performance of its segments based on net sales and operating earnings. Operating earnings includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segments. Operating earnings for each segment excludes items that are of a non-operating nature or are of a corporate or functional governance nature. Costs excluded from segment operating earnings include interest expense, income taxes and various corporate expenses such as transaction costs associated with the acquisition of certain businesses, stock-based compensation expense and other separately managed general and administrative costs. The effects of intersegment transactions have been eliminated. Effective January 1, 2016, the Advanced Plastic Processing Technologies segment includes our MPET product line that had previously been reported in the Melt Delivery and Control Systems segment. This reclassification more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change. For the three and nine months ended September 30, 2015, the MPET product line had revenue of $2.0 million and $5.9 million and operating earnings of $0.3 million and an operating loss of $0.5 million, respectively.
The following table summarizes total assets by segment:

	September 30, 2016	December 31, 2015
	(in millions)
Advanced Plastic Processing Technologies	$500.6	$501.1
Melt Delivery and Control Systems	1,040.4	1,029.3
Fluid Technologies	146.9	141.7
Corporate	43.6	24.2
Total assets	$1,731.5	$1,696.3

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Business Segment Information (continued)

The following table summarizes long-lived assets, net by segment:

	September 30, 2016	December 31, 2015
	(in millions)
Advanced Plastic Processing Technologies	$108.1	$110.0
Melt Delivery and Control Systems	94.3	90.3
Fluid Technologies	15.5	15.4
Corporate	5.4	6.1
Total long-lived assets	$223.3	$221.8
The following tables summarize segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$168.7	$170.8	$503.8	$496.0
Melt Delivery and Control Systems	95.4	92.0	288.9	289.3
Fluid Technologies	28.1	29.9	84.9	87.9
Total net sales to external customers	$292.2	$292.7	$877.6	$873.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$11.2	$16.1	$36.5	$39.3
Melt Delivery and Control Systems	20.5	10.0	73.0	34.1
Fluid Technologies	4.1	2.7	13.2	9.3
Corporate	(6.7)	(17.8)	(25.9)	(44.7)
Total operating earnings	$29.1	$11.0	$96.8	$38.0
Capital expenditures:
Advanced Plastic Processing Technologies	$4.7	$5.8	$16.8	$22.3
Melt Delivery and Control Systems	5.0	5.9	13.4	15.2
Fluid Technologies	0.4	0.2	0.8	0.5
Corporate	—	1.0	—	1.7
Total capital expenditures	$10.1	$12.9	$31.0	$39.7
Depreciation and amortization:
Advanced Plastic Processing Technologies	$5.0	$4.5	$15.0	$14.9
Melt Delivery and Control Systems	8.4	8.6	25.1	26.8
Fluid Technologies	1.4	1.6	4.1	5.0
Corporate	0.2	0.1	0.6	0.3
Total depreciation and amortization	$15.0	$14.8	$44.8	$47.0

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Business Segment Information (continued)

The following tables summarize net sales to external customers and long-lived assets, net by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net sales to external customers:
United States	$142.0	$145.9	$415.1	$418.8
Rest of World	150.2	146.8	462.5	454.4
Total net sales to external customers	$292.2	$292.7	$877.6	$873.2

	September 30, 2016	December 31, 2015
	(in millions)
Long-lived assets:
United States	$79.6	$78.3
Rest of World	143.7	143.5
Total long-lived assets	$223.3	$221.8
13. Subsequent Events
On October 6, 2016, the Company's wholly-owned subsidiary Mold-Masters (2007) Limited (“Mold-Masters”) entered into an agreement with 662073 Ontario Limited to purchase two properties located in Halton Hills, Ontario, Canada which were previously leased by Mold-Masters. The purchase price was CAD $14.25 million, or approximately USD $10.8 million. In connection with this transaction, the Company has committed to a plan to sell these two properties and determined that both properties have met the held-for-sale criteria set forth in U.S. GAAP during the fourth quarter.

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
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 61% of total fiscal 2015 sales and 62% of our sales for the three and nine months ended September 30, 2016. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
We have over 27,000 customers globally, made up of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 55% in North America, 19% in Europe, 9% in China, 8% in India and 9% in the rest of the world for the nine months ended September 30, 2016.
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
Cost Reduction Initiatives
Milacron’s organizational redesign and cost reduction initiatives are in the process of being implemented and are expected to yield approximately $35 million of annual run-rate cost savings by the end of 2017. In fiscal 2015, Milacron incurred approximately $22 million of one-time costs related to these projects and during the three and nine months ended September 30, 2016, approximately $5.8 million and $14.7 million of costs were incurred related to these projects, respectively.
On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic. The Company expects to incur severance and other related costs of approximately $13.0 million to $15.0 million. Substantially all of these costs will result in future cash expenditures and are expected to be substantially complete by the end of 2017.
See risk factors discussed in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 2, 2016.
Advanced Plastic Processing Technologies
The key factors affecting our APPT segment results include demand for plastic processing machinery, capacity and capital investment, raw material inputs and cost structure.
Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 67% of APPT sales for the nine months ended September 30, 2016 occurring in North America, demand is also impacted by customers bringing manufacturing operations back to North America.
Capacity and Capital Investment. Capital expenditures in our APPT business were $29.4 million in fiscal 2015, of which approximately 58% related to capacity expansion for the production of plastic processing equipment, primarily in Europe to facilitate the announced move of our production facility in Italy to the Czech Republic. During the nine months ended September 30, 2016, capital expenditures in APPT totaled $16.8 million, of which approximately 35% relates to capacity expansion for the production of plastic processing equipment.
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
Capacity and Capital Investment. Capital expenditures in our MDCS segment were $19.5 million in fiscal 2015, of which 25% was incurred to expand capacity in the Czech Republic, in part to facilitate the announced move of our Belgium warehouse to the Czech Republic. During the nine months ended September 30, 2016, capital expenditures in MDCS totaled $13.4 million. Approximately 38% of these capital expenditures are related to capacity expansion in China for the production of hot runner systems and related products and 27% is related to our continued expansion in the Czech Republic to consolidate manufacturing capacity.
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
New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders in the third quarter of 2016 were $284.3 million, an increase of $9.1 million, or 3.3%, compared to $275.2 million in the third quarter of 2015. Excluding $2.7 million of unfavorable effects of foreign currency movements, new orders increased 4.3% compared to the prior year period. New orders were primarily impacted by an increase in our equipment business in Europe and our hot runner business in Europe and China. New orders were also impacted $5.7 million in the third quarter of 2016 from the acquisition of CanGen Holdings, Inc. ("CanGen") during the fourth quarter of 2015.
New orders in the first nine months of 2016 were $900.2 million, an increase of $24.5 million, or 2.8%, compared to $875.7 million in the first nine months of 2015. Excluding $13.2 million of unfavorable effects of foreign currency movements, new orders increased 4.3% compared to the prior year period. New orders were primarily impacted by an increase in our equipment business in North America and Europe as well as our hot runner business in China. New orders were also impacted $16.8 million in the first nine months of 2016 from the acquisition of CanGen during the fourth quarter of 2015.

Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at September 30, 2016 was $243.3 million, an increase of $31.7 million from December 31, 2015 and an increase of $22.5 million from September 30, 2015. Excluding $2.0 million of favorable effects of foreign currency movements, backlog increased 14.0% compared to December 31, 2015. The increase in our backlog compared to December 31, 2015 is predominantly driven by strength in the North American equipment business. Excluding $0.2 million of unfavorable effects of foreign currency movements, backlog increased 10.3% compared to September 30, 2015. Backlog was also impacted $5.9 million as of September 30, 2016 from the acquisition of CanGen when compared to September 30, 2015. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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
Executive Overview
For the third quarter of 2016, we reported sales of $292.2 million, operating earnings of $29.1 million and net earnings of $6.7 million. This compares to sales of $292.7 million, operating earnings of $11.0 million and a net loss of $11.2 million for the third quarter of 2015. Excluding $2.7 million of unfavorable effects of foreign currency movements, sales increased 0.8% compared to the prior year period. Sales were also impacted $5.6 million in the third quarter of 2016 from the acquisition of CanGen. We generated $54.3 million in adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), or 18.6% of sales, during the third quarter of 2016 compared to $54.0 million in Adjusted EBITDA, or 18.4% of sales, during the third of 2015.
For the first nine months of 2016, we reported sales of $877.6 million, operating earnings of $96.8 million and net earnings of $29.4 million. This compares to sales of $873.2 million, operating earnings of $38.0 million and a net loss of $54.3 million for the first nine months of 2015. Excluding $12.7 million of unfavorable effects of foreign currency movements, sales increased 2.0% compared to the prior year period. Sales were also impacted $16.1 million in the first nine months of 2016 from the acquisition of CanGen. We generated $159.2 million in Adjusted EBITDA, or 18.1% of sales, during the first nine months of 2016 compared to $154.5 million in Adjusted EBITDA, or 17.7% of sales, during the first nine months of 2015.
Advanced Plastic Processing Technologies
Our APPT segment generated $168.7 million in sales, operating earnings of $11.2 million and $21.5 million in Adjusted EBITDA, or 12.7% of sales, before corporate expenses, for the third quarter of 2016 compared to $170.8 million in sales, operating earnings of $16.1 million and $21.6 million in Adjusted EBITDA, or 12.6% of sales, before corporate expenses, in the same period of 2015. Excluding $1.2 million of unfavorable effects of foreign currency movements, sales decreased 0.5% compared to the prior year period. Sales were also impacted $5.6 million in the third quarter of 2016 from the acquisition of CanGen.
For the nine months ended September 30, 2016, APPT generated $503.8 million in sales, operating earnings of $36.5 million and $61.4 million in Adjusted EBITDA, or 12.2% of sales, before corporate expenses, compared to $496.0 million in sales, operating earnings of $39.3 million and $61.5 million in Adjusted EBITDA, or 12.4% of sales, before corporate expenses, in the same period of 2015. Excluding $5.8 million of unfavorable effects of foreign currency movements, sales increased 2.7% compared to the prior year period. Sales were also impacted $16.1 million in the first nine months of 2016 from the acquisition of CanGen.
Melt Delivery and Control Systems
Our MDCS segment generated $95.4 million in sales, operating earnings of $20.5 million and $30.6 million in Adjusted EBITDA, or 32.1% of sales, before corporate expenses, for the third quarter of 2016 compared to $92.0 million in sales, operating earnings of $10.0 million and $29.2 million in Adjusted EBITDA, or 31.7% of sales, before corporate expenses, in the same period of 2015. Excluding $0.9 million of unfavorable effects of foreign currency movements, sales increased 4.7% compared to the prior year period.
For the nine months ended September 30, 2016, MDCS generated $288.9 million in sales, operating earnings of $73.0 million and $94.6 million in Adjusted EBITDA, or 32.7% of sales, before corporate expenses, compared to $289.3 million in sales, operating earnings of $34.1 million and $89.5 million in Adjusted EBITDA, or 30.9% of sales, before corporate expenses, in the same period in 2015. Excluding $4.6 million of unfavorable effects of foreign currency movements, sales increased 1.5% compared to the prior year period.

Fluid Technologies
Our Fluids segment generated $28.1 million in sales, operating earnings $4.1 million and $5.9 million in Adjusted EBITDA, or 21.0% of sales, before corporate expenses, for the third quarter of 2016 compared to $29.9 million in sales, operating earnings of $2.7 million and $6.7 million in Adjusted EBITDA, or 22.4% of sales, before corporate expenses in the same period of 2015. Excluding $0.6 million of unfavorable effects of foreign currency movements, sales decreased 4.0% compared to the prior year period.
For the nine months ended September 30, 2016, Fluids generated $84.9 million in sales, operating earnings of $13.2 million and $18.5 million in Adjusted EBITDA, or 21.8% of sales, before corporate expenses, compared to $87.9 million in sales, operating earnings of $9.3 million and $18.1 million in Adjusted EBITDA, or 20.6% of sales, before corporate expenses, in the same period in 2015. Excluding $2.3 million of unfavorable effects of foreign currency movements, sales decreased 0.8% compared to the prior year period.
Liquidity
In the first nine months of 2016, cash increased $35.2 million primarily due to cash generated from operations, partially offset by capital expenditures. Operating activities generated $60.8 million of cash in the first nine months of 2016 compared to using $5.7 million of cash in the same period of 2015. Investing activities used $30.2 million in the first nine months of 2016 primarily due to capital expenditures. Financing activities generated $3.6 million in the first nine months of 2016 primarily as a result of proceeds received from the exercise of stock options.
Cash on hand at September 30, 2016 was $102.7 million, and we had approximately $106.9 million available for borrowing under our asset-based and other credit facilities.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
The following table summarizes the results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net sales	$292.2	$292.7	$877.6	$873.2
Cost of sales	192.5	191.4	574.5	569.8
Manufacturing margins	99.7	101.3	303.1	303.4
Operating expenses:
Selling, general and administrative expenses	60.3	69.2	187.0	207.5
Amortization expense	7.8	8.7	23.5	27.3
(Gain) loss on currency translation	(0.3)	8.7	(8.3)	18.6
Other expense, net	2.8	3.7	4.1	12.0
Total operating expenses	70.6	90.3	206.3	265.4
Operating earnings	29.1	11.0	96.8	38.0
Interest expense, net	15.2	15.6	45.6	52.4
Loss on debt extinguishment	—	—	—	22.2
Earnings (loss) before income taxes	13.9	(4.6)	51.2	(36.6)
Income tax expense	7.2	6.6	21.8	17.7
Net earnings (loss)	$6.7	$(11.2)	$29.4	$(54.3)
Net Sales
Sales for the three months ended September 30, 2016 were $292.2 million compared to $292.7 million for the three months ended September 30, 2015, a decrease of $0.5 million, or 0.2%. Excluding $2.7 million of unfavorable effects of foreign currency movements, sales increased 0.8% compared to the prior year period. Sales in our MDCS segment increased as a result of strength in the hot runner business. Sales were also impacted $5.6 million in the third quarter of 2016 from the acquisition of CanGen.

For the nine months ended September 30, 2016, sales were $877.6 million compared to $873.2 million for the nine months ended September 30, 2015, an increase of $4.4 million, or 0.5%. Excluding $12.7 million of unfavorable effects of foreign currency movements, sales increased 2.0% compared to the prior year period. Sales in our APPT segment increased as a result of strength in the equipment business. Sales were also impacted $16.1 million in the first nine months of 2016 from the acquisition of CanGen.
The following table sets forth our sales by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$168.7	$170.8	$503.8	$496.0
Melt Delivery and Control Systems	95.4	92.0	288.9	289.3
Fluid Technologies	28.1	29.9	84.9	87.9
Total sales	$292.2	$292.7	$877.6	$873.2
Advanced Plastic Processing Technologies
Sales for the APPT segment for the three months ended September 30, 2016 were $168.7 million compared to $170.8 million for the three months ended September 30, 2015, a decrease of $2.1 million, or 1.2%. Excluding $1.2 million of unfavorable effects of foreign currency movements, sales decreased 0.5% compared to the prior year period. Sales decreased as a result of a decline in North America with declines in the automotive and packaging industries. These declines were partially offset by increases in India and Europe with increases in the consumer goods, electronics and construction industries. Sales were also impacted $5.6 million in the third quarter of 2016 from the acquisition of CanGen.
Sales for the APPT segment for the nine months ended September 30, 2016 were $503.8 million compared to $496.0 million for the nine months ended September 30, 2015, an increase of $7.8 million, or 1.6%. Excluding $5.8 million of unfavorable effects of foreign currency movements, sales increased 2.7% compared to the prior year period. Sales increased as a result of growth in the equipment businesses driven by performance in India with increases in the consumer goods and construction industries. These increases were partially offset by a declines in the automotive and packaging industries. Sales were also impacted $16.1 million in the first nine months of 2016 from the acquisition of CanGen.
Melt Delivery and Control Systems
Sales for the MDCS segment for the three months ended September 30, 2016 were $95.4 million compared to $92.0 million for the three months ended September 30, 2015, an increase of $3.4 million, or 3.7%. Excluding $0.9 million of unfavorable effects of foreign currency movements, sales increased 4.7% compared to the prior year period. Sales increased as a result of growth in North America with increases in the packaging, consumer goods and medical industries. These increases were partially offset by declines in the electronics and automotive industries.
Sales for the MDCS segment for the nine months ended September 30, 2016 were $288.9 million compared to $289.3 million for the nine months ended September 30, 2015, a decrease of $0.4 million, or 0.1%. Excluding $4.6 million of unfavorable effects of foreign currency movements, sales increased 1.5% during the prior year period. Sales increased as a result of growth in China and North America with increases in the consumer goods and packaging industries. These increases were partially offset by declines in the construction and electronics industries.
Fluid Technologies
Sales for the Fluids segment for the three months ended September 30, 2016 were $28.1 million compared to $29.9 million for the three months ended September 30, 2015, a decrease of $1.8 million, or 6.0%. Excluding $0.6 million of unfavorable effects of foreign currency movements, sales decreased 4.0% compared to the prior year period. Sales decreased primarily as a result of a decline in North America with a decrease in the electronics industry.
Sales for the Fluids segment for the nine months ended September 30, 2016 were $84.9 million compared to $87.9 million for the nine months ended September 30, 2015, a decrease of $3.0 million, or 3.4%. Excluding $2.3 million of unfavorable effects of foreign currency movements, sales decreased 0.8% during the prior year period. Sales decreased in North America and was partially offset by an increase in China.

Cost of Sales
Cost of sales for the three months ended September 30, 2016 was $192.5 million compared to $191.4 million for the three months ended September 30, 2015, an increase of $1.1 million, or 0.6%. Cost of sales for the nine months ended September 30, 2016 was $574.5 million compared to $569.8 million for the nine months ended September 30, 2015, an increase of $4.7 million, or 0.8%. The increase for both periods is principally related to our acquisition of CanGen in the fourth quarter of 2015, partially offset by our low-cost country and other cost reduction initiatives.
Manufacturing Margins
Our manufacturing margin (or gross margin) for the three months ended September 30, 2016 was $99.7 million compared to $101.3 million for the three months ended September 30, 2015, a decrease of $1.6 million, or 1.6%. Our manufacturing margin for the nine months ended September 30, 2016 was $303.1 million compared to $303.4 million for the nine months ended September 30, 2015, a decrease of $0.3 million, or 0.1%.
The manufacturing margin as a percent of sales for the three months ended September 30, 2016 was 34.1% compared to 34.6% for the three months ended September 30, 2015 and the manufacturing margin as a percent of sales for the nine months ended September 30, 2016 was 34.5% compared to 34.7% for the nine months ended September 30, 2015.
While the Company has realized material cost savings and benefits from cost reduction actions, these improvements were offset by the effects of competitive pricing pressure on sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2016 were $60.3 million compared to $69.2 million for the three months ended September 30, 2015, a decrease of $8.9 million, or 12.9%. Selling, general and administrative expenses for the nine months ended September 30, 2016 were $187.0 million compared to $207.5 million for the nine months ended September 30, 2015, a decrease of $20.5 million, or 9.9%. The decreases are primarily related to our organizational redesign initiatives and a decrease in stock-based compensation expense. In connection with our initial public offering ("IPO") in June 2015, we recognized an additional $11.3 million of stock-based compensation expense during the third quarter of 2015 associated with time-based and performance-based awards previously granted under our 2012 Equity Incentive Plan. These awards contained a market condition in which the vesting of the awards was accelerated upon the satisfaction of the market condition. Based upon the trading price of the Company's common stock subsequent to the IPO, the market condition was satisfied which resulted in the vesting of the awards in July 2015 and the Company's recognition of all previously unrecognized stock-based compensation expense associated with these awards. These reductions were partially offset by increased costs related to our acquisition of CanGen in the fourth quarter of 2015.
Amortization Expense
Amortization expense related to intangible assets for the three months ended September 30, 2016 was $7.8 million compared to $8.7 million for the three months ended September 30, 2015, a decrease of $0.9 million, or 10.3%. Amortization expense related to intangible assets for the nine months ended September 30, 2016 was $23.5 million compared to $27.3 million for the nine months ended September 30, 2015, a decrease of $3.8 million, or 13.9%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects and was partially offset by amortization on certain intangible assets acquired in connection with the acquisition of CanGen in the fourth quarter of 2015.
(Gain) Loss on Currency Translation
The gain on currency translation for the three months ended September 30, 2016 was $0.3 million compared to a loss of $8.7 million for the three months ended September 30, 2015, resulting in an favorable change of $9.0 million. The gain on currency translation for the nine months ended September 30, 2016 was $8.3 million compared to a loss of $18.6 million for the nine months ended September 30, 2015, resulting in a favorable change of $26.9 million. The gains and losses primarily relate to the non-cash translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters Luxembourg Holdings S.à r.l ("Mold-Masters") within our MDCS segment.

Other Expense, Net
Other expense, net for the three months ended September 30, 2016 was $2.8 million compared to $3.7 million for the three months ended September 30, 2015, a decrease of $0.9 million. Other expense, net for the nine months ended September 30, 2016 was $4.1 million compared to $12.0 million for the nine months ended September 30, 2015, a decrease of $7.9 million. The decrease was principally driven by expenses incurred in 2015 in connection with our organizational redesign initiatives in Europe as well as the $2.2 million impairment on certain trademarks incurred during the second quarter of 2015 which were discontinued as a result of a rebranding initiative.
Operating Earnings
Operating earnings for the three months ended September 30, 2016 were $29.1 million compared to $11.0 million for the three months ended September 30, 2015, an increase of $18.1 million, or 164.5%. The increase is primarily attributable to a reduction in stock-based compensation expense and the favorable impact of foreign currency translation when compared to the third quarter of 2015. During the third quarter of 2015, the Company recognized $11.3 million of additional stock-based compensation expense related to accelerated vesting of certain time-based and performance-based awards.
Operating earnings for the nine months ended September 30, 2016 were $96.8 million compared to $38.0 million for the nine months ended September 30, 2015, an increase of $58.8 million, or 154.7%. The increase in mainly attributable to the gains from currency translation, a reduction in stock-based compensation expense and a reduction in costs incurred related to our organizational redesign initiatives.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2016 was $15.2 million compared to $15.6 million for the three months ended September 30, 2015, a decrease of $0.4 million, or 2.6%. Interest expense, net for the nine months ended September 30, 2016 was $45.6 million compared to $52.4 million for the nine months ended September 30, 2015, a decrease of $6.8 million, or 13.0%. These decreases are primarily due to the decrease in our average indebtedness during 2016 when compared to the same period in 2015.
Loss on Debt Extinguishment
Loss on debt extinguishment was $22.2 million for the nine months ended September 30, 2015. The loss on debt extinguishment in 2015 was principally related to the $13.8 million premium paid upon the repayment of our 8.375% senior secured notes due 2019 (the "Senior Secured Notes") as well as the related write-off of deferred financing costs during the period.
Income Tax Expense
Income tax expense for the three months ended September 30, 2016 was $7.2 million compared to $6.6 million for the three months ended September 30, 2015, an increase of $0.6 million. Income tax expense for the nine months ended September 30, 2016 was $21.8 million compared to $17.7 million for the nine months ended September 30, 2015, an increase of $4.1 million. Income tax expense for all periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances. The increase in income tax expense is principally related to an increase in earnings and an increase in the tax rate at one of the Company's non-U.S. subsidiaries.
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

The following is a reconciliation of net earnings (loss), the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net earnings (loss)	$6.7	$(11.2)	$29.4	$(54.3)
Amortization expense	7.8	8.7	23.5	27.3
Currency effect on intercompany advances (a)	—	9.4	(7.3)	19.6
Organizational redesign costs (b)	5.8	4.9	14.7	15.8
Long-term equity awards and shareholder fees (c)	2.2	12.3	5.2	23.4
Debt costs (d)	—	0.1	—	23.2
Acquisition integration costs (e)	—	(0.3)	—	3.2
Professional services (f)	0.4	1.6	2.5	4.3
Fair market value adjustments (g)	—	—	0.3	—
Annual effective tax rate adjustment (h)	0.4	—	2.4	—
Other (i)	1.8	0.2	2.2	2.2
Adjusted Net Income	25.1	25.7	72.9	64.7
Income tax expense (h)	6.8	6.6	19.4	17.7
Interest expense, net	15.2	15.6	45.6	52.4
Depreciation expense	7.2	6.1	21.3	19.7
Adjusted EBITDA	$54.3	$54.0	$159.2	$154.5

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances within the MDCS segment.

(b)
Organizational redesign costs in the three months ended September 30, 2016 primarily included $1.4 million for termination costs as a result of eliminated positions, $2.0 million of costs related to the shutdown of facilities and $0.3 million of costs related to the restructuring of Fluids in Europe. Organizational redesign costs in the nine months ended September 30, 2016 primarily included $4.7 million for termination costs as a result of eliminated positions, $4.4 million of costs related to the shutdown of facilities, $0.5 million of costs related to relocating our facility in Belgium to the Czech Republic and $0.3 million of costs related to the restructuring of Fluids in Europe. Organizational redesign costs in the three months ended September 30, 2015 primarily included $1.5 million of severance and $0.8 million of one-time project costs related to the restructuring of Fluids in Europe, $1.0 million for termination costs as a result of eliminated positions, $0.5 million of costs related to the restructuring of the procurement organization, and $0.4 million of costs related to relocating our facility in Italy to the Czech Republic. Organizational redesign costs in the nine months ended September 30, 2015 primarily included $3.8 million of severance and $2.9 million of one-time project costs related to relocating our facilities in Belgium and Italy to the Czech Republic, $3.3 million for termination costs as a result of eliminated positions, $2.8 million of costs related to the restructuring of Fluids in Europe, and $0.7 million of costs related to the restructuring of the procurement organization.

(c)
Long-term equity awards and shareholder fees include the charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the three and nine months ended September 30, 2016 and 2015. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)
Debt costs incurred during the nine months ended September 30, 2015 included $22.2 million of debt extinguishment costs and $0.9 million of fees related to the new senior secured term loan facility due September 2020 ("New Term Loan Facility").

(e)
Acquisition integration costs in the three months ended September 30, 2015 included a $0.4 million gain for the adjustment to an accrued incentive payment. In the nine months ended September 30, 2015, we incurred $1.5 million of costs to introduce the integration and new branding of all Milacron companies. In addition, acquisition integration costs in the nine months ended September 30, 2015 included $1.5 million of costs related to the Kortec, Inc. ("Kortec"), TIRAD s.r.o. ("TIRAD") and Mold-Masters acquisitions for product line integration and other strategic alignment initiatives.

(f)
Professional fees in the three and nine months ended September 30, 2016 included $0.4 million and $2.5 million, respectively, of costs for strategic organizational initiatives. Professional fees related to operational efficiency, business development, and other one-time advisory projects in the three and nine months ended September 30, 2015 included $0.4 million and $2.6 million of fees for readiness initiatives associated with our IPO and $0.7 million and $1.0 million of costs for strategic organizational initiatives, respectively.

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

(i)
Other costs for the three and nine months ended September 30, 2016 includes $1.4 million related to the impairment of certain software licenses. Other costs for the nine months ended September 30, 2016 includes the write-off of a $0.5 million non-trade receivable. Other costs for the nine months ended September 30, 2015 include a non-cash charge of $2.2 million related to the impairment of certain trademarks.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating earnings (loss):
APPT	$11.2	$16.1	$36.5	$39.3
MDCS	20.5	10.0	73.0	34.1
Fluids	4.1	2.7	13.2	9.3
Corporate	(6.7)	(17.8)	(25.9)	(44.7)
Total operating earnings	29.1	11.0	96.8	38.0
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	5.0	4.5	15.0	14.9
Currency effect on intercompany advances (a)	(0.1)	—	(0.1)	—
Organizational redesign costs (b)	4.0	1.0	8.2	4.0
Acquisition integration costs (e)	—	—	—	0.9
Professional services (f)	—	—	0.1	0.2
Fair market value adjustments (g)	—	—	0.3	—
Other (h)	1.4	—	1.4	2.2
Total APPT Adjustments	10.3	5.5	24.9	22.2
MDCS Adjustments:
Depreciation and amortization	8.4	8.6	25.1	26.8
Currency effect on intercompany advances (a)	0.4	9.4	(6.7)	19.4
Organizational redesign costs (b)	1.1	1.1	3.0	7.2
Acquisition integration costs (e)	—	(0.4)	—	1.7
Professional services (f)	—	0.3	0.1	0.3
Other (h)	0.2	0.2	0.1	—
Total MDCS Adjustments	10.1	19.2	21.6	55.4
Fluids Adjustments:
Depreciation and amortization	1.4	1.6	4.1	5.0
Organizational redesign costs (b)	0.3	2.4	0.6	3.7
Professional services (f)	—	—	—	0.1
Other (h)	0.1	—	0.6	—
Total Fluids Adjustments	1.8	4.0	5.3	8.8
Corporate Adjustments:
Depreciation and amortization	0.2	0.1	0.6	0.3
Currency effect on intercompany advances (a)	(0.3)	—	(0.5)	0.2
Organizational redesign costs (b)	0.4	0.4	2.9	0.9
Long-term equity awards and shareholder fees (c)	2.2	12.3	5.2	23.4
Debt costs (d)	—	0.1	—	1.0
Acquisition integration costs (e)	—	0.1	—	0.6
Professional services (f)	0.4	1.3	2.3	3.7
Other (h)	0.1	—	0.1	—
Total Corporate Adjustments	3.0	14.3	10.6	30.1
Adjusted EBITDA:
APPT	21.5	21.6	61.4	61.5
MDCS	30.6	29.2	94.6	89.5
Fluids	5.9	6.7	18.5	18.1
Corporate	(3.7)	(3.5)	(15.3)	(14.6)
Total Adjusted EBITDA	$54.3	$54.0	$159.2	$154.5

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances within the MDCS segment.

(b)
Organizational redesign costs in the three months ended September 30, 2016 primarily included $2.0 million of costs related to the shutdown of facilities in APPT, $1.4 million for termination costs as a result of eliminated positions across all segments and $0.3 million of costs related to the restructuring of Fluids in Europe. Organizational redesign costs in the nine months ended September 30, 2016 included $4.4 million of costs related to the shutdown of facilities in APPT, $0.5 million of costs related to relocating our facility in Belgium to the Czech Republic in MDCS and $0.3 million of costs related to the restructuring of Fluids in Europe. In the nine months ended September 30, 2016, organizational redesign costs across all segments included $4.7 million for termination costs as a result of eliminated positions. Organizational redesign costs in APPT in the three months ended September 30, 2015 included $0.4 million of costs related to relocating our facility in Italy to the Czech Republic and $0.2 million of costs related to the restructuring of the procurement organization. Organizational redesign costs incurred in MDCS in the three months ended September 30, 2015 included $0.8 million for termination costs as a result of eliminated positions. Organizational redesign costs incurred in Fluids during the three months ended September 30, 2015 included $1.5 million of severance and $0.8 million of one-time project costs related to restructuring in Europe. In the nine months ended September 30, 2015, organizational redesign costs in the APPT and MDCS segments included $2.0 million and $4.7 million for costs related to relocating our facilities in Italy and Belgium to the Czech Republic, respectively. As incurred at the respective segments, organizational redesign costs in the nine months September 30, 2015 included $3.3 million for termination costs as a result of eliminated positions. Organizational redesign costs for Fluids during the nine months ended September 30, 2015 included $2.8 million of severance and one-time project costs related to restructuring in Europe.

(c)
Long-term equity awards and shareholder fees in Corporate include the charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP during the three and nine months ended September 30, 2016 and 2015. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)	Debt costs incurred during the nine months ended September 30, 2015 included $0.9 million of fees related to the New Term Loan Facility.

(e)
Acquisition integration costs for MDCS in the three months ended September 30, 2015 included a $0.4 million gain for an adjustment to an accrued incentive payment. Acquisition integration costs for MDCS in the nine months ended September 30, 2015 include $1.5 million related to the Kortec, TIRAD and Mold-Masters acquisitions for product line integration and other strategic alignment initiatives. In addition, APPT and Corporate acquisition integration costs for the nine months ended September 30, 2015 include $0.7 million and $0.6 million of one-time costs to introduce the integration and new branding of all Milacron companies, respectively.

(f)
Professional fees incurred by Corporate in the three and nine months ended September 30, 2016 included $0.4 million and $2.5 million of costs for strategic organizational initiatives, respectively. Professional fees incurred by Corporate in the three and nine months ended September 30, 2015 included $0.3 million and $2.4 million for readiness initiatives related to our IPO, respectively. In addition, professional fees incurred by Corporate in the three and nine months ended September 30, 2015 included $0.6 million and $0.9 million of costs for strategic organizational initiatives, respectively.

(g)	Non-cash fair market value adjustments relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen in the fourth quarter of 2015.

(h)
Other costs for APPT for the three and nine months ended September 30, 2016 includes $1.4 million related to the impairment of certain software licenses. Other costs for Fluids for the nine months ended September 30, 2016 includes the write-off of a $0.5 million non-trade receivable. Other costs for APPT for the nine months ended September 30, 2015 included a non-cash charge of $2.2 million related to the impairment of certain trademarks.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At September 30, 2016, we had cash and cash equivalents of $102.7 million, an increase of $35.2 million from December 31, 2015. At September 30, 2016, we had $92.6 million of availability under our ABL Facility and $14.3 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest. We may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the nine months ended September 30, 2016, we generated $35.2 million of cash compared to using $7.0 million in the nine months ended September 30, 2015. During 2016, cash provided by operations of $60.8 million was partially offset by capital expenditures. During 2015, cash was used primarily to pay dividends, fund capital expenditures, working capital growth and redeem our Senior Secured Notes and our senior secured term loan due March 2020 (the "Term Loan Facility") offset by the proceeds from our IPO and New Term Loan Facility.

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
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $106.9 million under these lines of credit.
The following table shows our statements of cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Statements of cash flow data
Net cash provided by (used in) operating activities	$60.8	$(5.7)
Net cash used in investing activities	(30.2)	(38.7)
Net cash provided by financing activities	3.6	41.6

Cash provided by (used in) operating activities
Operating activities for the nine months ended September 30, 2016 provided $60.8 million of cash compared to using $5.7 million for the nine months ended September 30, 2015. The increase was primarily driven by improvements in working capital including the collection of outstanding accounts receivable and an increase in advanced billings and deposits received.
Cash used in investing activities
Investing activities for the nine months ended September 30, 2016 used $30.2 million of cash compared to $38.7 million of cash for the nine months ended September 30, 2015. The decrease is a result of a reduction in capital expenditures when compared to the prior period.
Cash provided by financing activities
Financing activities for the nine months ended September 30, 2016 provided $3.6 million compared to providing $41.6 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, cash was generated primarily from proceeds on the exercise of stock options offset by the repurchase of $0.6 million of our Senior Unsecured Notes. During the nine months ended September 30, 2015, cash was generated from the proceeds of our IPO and the New Term Loan Facility, partially offset by the payment of dividends, the redemption of our Senior Secured Notes and Term Loan Facility and costs associated with our IPO.
Total debt was $954.3 million at September 30, 2016 compared to $955.2 million at December 31, 2015. Total debt at September 30, 2016 included $482.0 million outstanding on the New Term Loan Facility and $464.4 million outstanding on the Senior Unsecured Notes, while the ABL Facility was undrawn except for letter of credit issuances.

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
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, on June 30, 2015 we completed our IPO whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The net proceeds, in part, were used to repay $248.0 million outstanding under the New Term Loan Facility.
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

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. We had approximately $12.3 million of letters of credit outstanding as of September 30, 2016.
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
Description of Other Debt
At September 30, 2016, we have approximately $0.5 million in capital lease obligations outstanding as well as $7.4 million of borrowings under certain lines of credit and discounting programs. We also have approximately $3.3 million of outstanding letters of credit and other commitments related to these facilities at September 30, 2016.
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

There have been no material changes in our critical accounting policies from those previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 2, 2016.
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2015 and during the nine months ended September 30, 2016, approximately 51% and 53% of our sales were attributable to our operations outside of the United States, respectively. Approximately 43% of sales in fiscal 2015 were typically denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility, our New Term Loan Facility and our Senior Unsecured Notes are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At September 30, 2016 and December 31, 2015, we had $15.0 million and $16.2 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to six months. As of September 30, 2016 and December 31, 2015, the net fair value asset of financial instruments with exposure to foreign currency risk was and $0.5 million and $0.1 million, respectively. The fair value of these financial instruments would hypothetically decrease by $1.5 million as of September 30, 2016 and December 31, 2015, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
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

Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2016 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the third quarter of 2016 or from September 30, 2016 through the date of filing this Quarterly Report on Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following is an index of the exhibits included in this report:

Exhibit Number:

10.1	Works Agreement on Balance of Interest and Social Plan, dated September 30, 2016, by and between Ferromatik Milacron GmbH and Betriebsrat der Ferromatik Milacron GmbH.
10.2	Agreement of Purchase and Sale, dated October 6, 2016, by and between Mold-Masters (2007) Limited and 662073 Ontario Limited.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Milacron Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Milacron Holdings Corp.

Date: November 3, 2016	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer