Form 10-K
period 2016-12-31
Milacron Holdings Corp.
filed 2017-02-28
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At June 30, 2016, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $257 million. In determining this amount, the registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
At February 22, 2017, there were 68,661,212 common shares, $0.01 par value per share, outstanding.
Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2017 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2016.

Milacron Holdings Corp.
Form 10-K
Year Ended December 31, 2016

Cautionary Note Regarding Forward-Looking Statements

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

PART I
ITEM 1. BUSINESS
As used in this Annual Report on Form 10-K, "Milacron", "Company", "we", "us", "ours" refer to the registrant and its consolidated subsidiaries except where the context requires otherwise. References to “Milacron LLC” refer to Milacron LLC, our wholly owned subsidiary.
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
Milacron has strong brand recognition with products sold in over 100 countries across six continents and our established and market driven global footprint is well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Our sales are geographically diversified with 54% in North America, 20% in Europe, 10% in China, 9% in India and 7% in the rest of the world for the year ended December 31, 2016. Our breadth of products, long history, and global reach have resulted in a large installed base of over 40,000 plastic processing machines and over 150,000 hot runner systems as of December 31, 2016.
We are headquartered in Cincinnati, Ohio and have 5,843 employees worldwide. Principal manufacturing facilities are located in the United States, Canada, China, Germany, the Czech Republic and India.
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
Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher efficiency and lower energy equipment, as plastic processors seek to reduce their operating costs and produce higher quality products. With 66% of APPT sales in North America, demand is also impacted by customers bringing manufacturing operations back to North America.

Capital expenditures in our APPT business were $30.4 million during the year ended December 31, 2016, of which approximately 24% related to capacity expansion for the production of plastic processing equipment.
Melt Delivery and Control Systems ("MDCS")
Our MDCS segment designs, manufactures and sells highly-engineered, technically advanced hot runner and process control systems, mold bases and components, and sells MRO supplies for plastic processing operations. Hot runner systems are custom-designed for each product a customer manufactures on an injection molding machine. Our MDCS segment derives substantially all of its sales from recurring consumable products, parts and services. Hot runner systems are highly customized and replaced frequently due to design changes and innovation in customers’ end products, driving a one to five year replacement cycle. Recurring sales for our MDCS segment is supported by a large estimated installed base of more than 150,000 hot runner systems worldwide as of December 31, 2016.
Our MDCS segment serves a diverse group of global customers across the entire plastic processing value chain and manufacturing spectrum, including OEMs, molders and mold makers, in consumer goods, electronics, automotive, packaging and medical end markets. As injection molding processing technologies and material requirements evolve, our MDCS business is committed to partnering with its customers across the life cycle of a machine by leveraging its industry knowledge and engineering expertise to develop technologies that help its customers adapt and succeed.
Consistent with historical periods, according to a June 2016 Interconnection Consulting report, the hot runner market is expected to grow faster than the overall global economy based on macroeconomic drivers involving product life cycles, demographics, technology conversion and greater use of plastic. Demand within the hot runner market is driven more by the frequency of product design changes and model refreshes than by end product volume, because hot runner systems are typically custom ordered for each new product mold, representing a critical factor in the market’s resiliency during economic cycles.
Capital expenditures in our MDCS segment were $24.4 million during the year ended December 31, 2016, of which 20% was related to capacity expansion in China for the production of hot runner systems. Approximately 45% of the capital expenditures within the MDCS segment were related to the purchase of two properties located in Ontario, Canada during the fourth quarter of 2016 which were previously leased.
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
Key Drivers of our Businesses
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy is shifting our revenue and earnings model to be more heavily weighted towards consumables. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 63% and 61% of our sales for the years ended December 31, 2016 and 2015, respectively. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.

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
Cost Reduction Initiatives
Since 2014, we have undertaken a number of organizational redesign and cost reduction initiatives to improve our cost structure and operating flexibility. This includes consolidating manufacturing and back office infrastructure in North America and Europe. We expect these organizational redesign and cost reduction initiatives to yield approximately $35 million of annual run-rate cost savings by the end of 2017, of which approximately $17 million has been achieved through 2016. Milacron incurred approximately $33 million and $22 million of one-time costs related to these projects during the years ended December 31, 2016 and 2015, respectively.
See “Item 1A. - Risk Factors - Our results also depend on the successful implementation of several additional strategic initiatives. We may not be able to implement these strategies successfully, on a timely basis, or at all.”
Customers
Our customers consist of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. We have long-standing relationships with our key customers, having served many of our top customers for over 30 years. In 2016, our largest customer accounted for only 1.4% of total sales and our top 10 largest customers accounted for only 5.1% of total sales.
Backlog
Our backlog of unfilled orders increased to $225.6 million at December 31, 2016 from $211.6 million at December 31, 2015. Excluding $4.4 million of unfavorable effects of foreign currency movements, backlog increased 8.7% compared to December 31, 2015. The increase in our backlog was primarily a result of strength in the North American and European equipment businesses. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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

Our Fluids business sells its products primarily through its direct sales and distribution networks. In connection with most accounts, the segment supports its fluids with service and analysis, but generally does not enter into contracts for chemical management. We continuously work with customers to reformulate our products to best serve their individual needs.
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
Intellectual Property
Milacron considers its intellectual property, including patents, trade secrets, and trademarks, to be of significant value to its business as a whole. We currently hold approximately 1,000 issued and pending patents worldwide.  In addition to our patent portfolio we also have a number of trade secrets and know how relating to our MDCS products, designs, and manufacturing techniques as well as proprietary chemical formulations used in our Fluids business. All of which, when combined, serve an important role in protecting us and our customers’ competitive positions by building barriers to entry and increasing switching costs. We develop new intellectual property on an ongoing basis and consider all of our intellectual property to be valuable. We are committed to protecting it through internal policies and training, confidentiality agreements with employees, customers and suppliers, as well as filing and obtaining patents for innovative new products and processes including product modifications and improvements.
Research and Development
We continually invest in research and development to improve the performance of existing products, to bring new products to market and to remain at the technological forefront of the plastic processing, melt delivery and controls and metalworking fluids industries. We have design engineers in all major production regions worldwide, including a global design center in India and research and development centers in the United States and Canada. We invested $21.1 million, $21.8 million and $24.3 million in research and development for the years ended December 31, 2016, 2015 and 2014, respectively.
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

Melt Delivery and Control Systems
The hot runner and mold industry is highly fragmented. The majority of the industry competes on regional and niche levels, with only a few truly global players. Our main competitors in the MDCS market are Husky (Canada), Yudo (Korea), Synventive (United States), Manner (Germany), Ewikon (Germany), Incoe (United States), Thermoplay (Italy), Gamaflux (United States) and HRS Flow (Italy) for the hot runner market and LKM (China), Futaba (Japan), Hasco (Germany), Meusburger (Austria), Misumi (Japan, which includes PCS (United States)) and Progressive (United States) for the moldbase market.
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
Employees
As of December 31, 2016, Milacron had 5,843 employees. Approximately 600 of our European employees belong to work councils or are otherwise subject to labor agreements.
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
Executive Officers
Information required with respect to the Company's executive officers and directors will be included in the Company's 2017 Proxy Statement and is incorporated herein by reference.
The following table sets forth the name, age and principal position with the Company of each of our executive officers as of December 31, 2016:

Name	Age	Position
Thomas Goeke	57	Chief Executive Officer and Director
Ronald Krisanda	54	President and Chief Operating Officer
Bruce Chalmers	50	Chief Financial Officer
Thomas Goeke was appointed Chief Executive Officer of Milacron in September 2012 and served as President from September 2012 to April 2016. Mr. Goeke previously served as Chief Operating Officer of Seakeeper Inc. from October 2011 to June 2012 and as Chief Executive Officer of Klöckner Pentaplast Group from July 2005 to May 2011.

Ronald Krisanda was appointed as President and Chief Operating Officer in April 2016 and servied as Chief Operating Officer - APPT since July 2014. Prior to that he was President of the Mold-Masters business and leader of the integration of Mold-Masters into Milacron. Previously, Mr. Krisanda served as the Chief Operating Officer of Edwards Group Limited from January 2009 through November 2012, and led the Operations, Supply Chain, Engineering and Technology organizations, responsible for its extensive restructuring program.
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
Approximately 90% of our 2016 sales were realized from the sale of equipment and services to the plastic processing market. A reduction in the usage of plastic would likely result in the reduction of our sales of equipment and services, which could have a material adverse effect on our business, financial condition or results of operations. Factors that could result in a decline in the usage of plastic include:

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
Our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. We have operations in many foreign countries, including, but not limited to, countries in Europe and Asia. For the year ended December 31, 2016, markets outside North America represented the following percentages of our sales: Asia 24%; Europe 20%; and the rest of the world 2%. In addition, as of December 31, 2016, approximately 69% of our workforce was located outside the United States.

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
Since significant sales are made in currencies other than the U.S. dollar, our financial results are affected by currency fluctuations. The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies, including the Canadian dollar, the Euro, Chinese yuan renminbi, Indian rupee and the U.S. dollar in recent years have fluctuated significantly and may do so in the future.
For the year ended December 31, 2016, approximately 45% of our sales were in currency other than the U.S. dollar. Significant changes in the value of the Canadian dollar, Euro, Chinese yuan renminbi and Indian rupee relative to the U.S. dollar could have an adverse effect on our financial condition and results of operations. If the Canadian dollar, Euro, Chinese yuan renminbi or Indian rupee should weaken against the U.S. dollar in the future, we will experience a negative effect in translating our new orders, sales and earnings when compared to historical results. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it records sales. See “Item 7A. Quantitative and Qualitative Disclosure about Market Risk—Foreign Currency Exchange Rate Risk.” Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and translation risks and any volatility in currency exchange rates may have a material adverse effect on our business, financial condition or results of operations.
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
Our backlog as of December 31, 2016 was $225.6 million. This backlog is based upon anticipated sales revenue from confirmed orders. The majority of our plastic processing machinery products are produced after a price has been agreed to, an order has been received and a deposit has been paid by our customers and generally require delivery within a specified period of time. If we are unsuccessful in recruiting skilled labor, experience delays in purchase component deliveries or experience changes in customer specifications on ordered equipment, the rate at which backlog or open orders are converted into sales may be slower than we have historically experienced. If it takes longer than expected to realize sales, our results of operations and financial condition may be materially and adversely affected. Additionally, any failure to deliver products on a timely basis could result in our customers cancelling their orders, requesting discounts or ceasing to do business with us altogether. Furthermore, the portion of our backlog that may be produced in our foreign subsidiaries is exposed to fluctuations in the applicable foreign currencies, which may be material. The historical relationship of backlog to sales actually realized by us should not be considered indicative of future results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - New Orders and Backlog.”
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
As of December 31, 2016, approximately 600 members (10% of our total number of employees) of our European workforce belong to work councils or are otherwise subject to labor agreements. These employees are primarily members of the European Works Council, as is standard practice in the region. None of our other employees were represented by unions, although it is possible that our workforce will become unionized in the future. Unionization activities could increase our costs, which could have a material adverse effect on our business, financial condition or results of operations.

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
As of December 31, 2016, we had net operating loss carryforwards of approximately $119 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2036. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code ("Section 382") generally imposes an annual limit on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our net operating loss carryforwards. In addition, our ability to use the current net operating loss carryforwards might be further limited by the issuance of common stock in the future. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.
We have determined that we have experienced multiple ownership changes under Section 382 in prior years. As of December 31, 2016, we have determined that our net operating loss carryforwards are not subject to material limitations.
We have a history of net losses and may not maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis. While we generated net earnings of $30.5 million for the year ended December 31, 2016, we incurred net losses of $38.8 million and $14.8 million for the years ended December 31, 2015 and 2014, respectively. We have historically incurred net losses and may continue to incur losses for the foreseeable future. We may not be able to sustain or increase our growth or profitability in the future. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.

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
As of December 31, 2016, goodwill and other identifiable intangible assets were approximately $849.7 million, or 49.3% of our total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with the guidance under Financial Accounting Standards Board (“FASB”) ASC 350-20, “Intangibles—Goodwill and Other,” we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we sell, challenges to the validity of certain registered intellectual property, reduced sales of certain products incorporating registered intellectual property and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
As of December 31, 2016, we had $953.8 million aggregate principal amount of senior debt outstanding, including $464.4 million outstanding principal amount under our 7.75% Senior Notes due 2021 (the “Senior Unsecured Notes”) and $482.0 million under our senior secured term loan facility due September 2020 (the "New Term Loan Facility"). We also had $77.6 million (excluding approximately $16.7 million of undrawn letters of credit) of availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and $11.5 million of undrawn availability under other lines of credit, in each case subject to borrowing base or other limitations.
On February 15, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into a new $947.0 million senior secured term loan facility with a maturity date of September 28, 2023 ("2017 Term Loan Facility") pursuant to an amendment of the Company's existing New Term Loan Facility. The net proceeds from the 2017 Term Loan Facility, together with cash on-hand, were used to redeem in full $464.4 million aggregate principal amount outstanding of our Senior Unsecured Notes, repay in full $482.0 million aggregate principal amount outstanding under our existing New Term Loan Facility and pay fees and expenses associated with these transactions. The 2017 Term Loan Facility was priced at 99.625% of the principal amount and bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00.
Our substantial indebtedness could limit our ability to satisfy our obligations and operate our business and could also impair our competitive position. For example, it could:

•	make it more difficult for us to satisfy our obligations under the ABL Facility or the 2017 Term Loan Facility;

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
Certain agreements governing our indebtedness, including the credit agreements governing our ABL Facility and our 2017 Term Loan Facility, contain restrictions on the incurrence of additional indebtedness, subject to specified conditions and limitations. Under certain circumstances, the amount of indebtedness, including senior secured indebtedness, we could incur in compliance with these restrictions could be substantial. Additionally, these restrictions may not prevent us from incurring obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness. If we add new debt to our outstanding debt levels, the risks relating to our indebtedness would increase. If we incur additional debt, the risks associated with our substantial leverage and the ability to service such debt would increase. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The credit agreements governing our ABL Facility and 2017 Term Loan Facility impose significant operating and financial restrictions on Milacron LLC and its subsidiaries, which may prevent us from capitalizing on business opportunities.
The credit agreements governing our ABL Facility and 2017 Term Loan Facility impose significant operating and financial restrictions on the issuers of such indebtedness and their restricted subsidiaries. These restrictions limit the ability of Milacron LLC and its restricted subsidiaries, among other things, to:

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
As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. As of December 31, 2016, we were in compliance with all of the covenants under our debt instruments. However, we may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the applicable lenders or noteholders and/or amend the covenants. A breach of any of these covenants could result in an event of default under one or more of the credit agreements governing the ABL Facility and the 2017 Term Loan Facility and, if not cured or waived, could give the holders of the defaulted debt a right to accelerate such debt. Acceleration of any of our debt could result in cross-defaults under our other debt instruments.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We are headquartered in Cincinnati, Ohio in a 22,000 square foot leased facility. This facility is used for management offices as well as certain human resources, information technology, finance, and treasury functions. We have taken a disciplined approach in realigning our manufacturing presence to optimize our cost structure and ability to serve high growth regions. We have operations in 19 countries with a sales and service network that covers all major markets across the globe.
The following table describes our principal owned and leased properties as of December 31, 2016:

Location	Square Footage	Type	Own/ Lease	APPT	MDCS	Fluids
Americas
Atlanta, Georgia	39,000	Manufacturing	Lease	•
Batavia, Ohio	490,000	Manufacturing	Own	•
Irvine, California	16,000	Distribution	Lease	•
McPherson, Kansas	93,000	Manufacturing	Lease	•
Mt. Orab, Ohio	213,000	Manufacturing	Own	•
Rowley, Massachusetts	46,000	Manufacturing	Lease	•
Querétaro, Mexico	31,000	Distribution and Service	Lease	•
Southlake, Texas	24,000	Distribution and Service	Lease	•
Tecumseh, Michigan	262,000	Manufacturing	Lease	•
Georgetown, Ontario, Canada	122,000	Manufacturing	Own		•
Georgetown, Ontario, Canada	54,000	R&D	Own		•
Brantford, Ontario, Canada	18,000	Manufacturing	Lease		•
Campinas, Brazil	12,000	Manufacturing	Lease	•	•
Madison Heights, Michigan	71,000	Distribution	Own		•
Greenville, Michigan	65,000	Manufacturing	Lease		•
Windsor, Ontario, Canada	24,000	Manufacturing	Own		•
Youngwood, Pennsylvania	140,000	Manufacturing	Own		•
Cincinnati, Ohio	76,000	Manufacturing	Own			•
Querétaro, Mexico	14,000	Distribution and Service	Lease			•
Europe
Berlin, Germany	16,000	Distribution and Service	Lease	•
Magenta, Italy	97,000	Manufacturing	Own	•
Malterdingen, Germany	420,000	Manufacturing	Own	•
Policka, Czech Republic	191,000	Manufacturing	Own	•
Baden-Baden, Germany	36,000	Manufacturing	Lease		•
Hereford, United Kingdom	16,000	Manufacturing	Lease		•
Zeletava, Czech Republic	71,000	Manufacturing	Own		•
Vlaardingen, Netherlands	74,000	Manufacturing	Own			•
Asia Pacific
Ahmedabad, India	201,000	Manufacturing	Own	•
Jiangyin, China	87,000	Manufacturing	Lease	•
Kawasaki, Japan	8,000	Distribution	Own		•
Kunshan, China	176,000	Manufacturing	Own		•
Coimbatore, India	24,000	Manufacturing	Lease		•
Shenzhen, China	19,000	Distribution	Lease		•
Shinoli, India	22,000	Manufacturing	Own		•
Shanghai, China	59,000	Manufacturing	Lease			•
Ulsan, South Korea	100,000	Manufacturing	Own			•
Total	3,427,000

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
ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Equity
The Company's common stock began trading on the New York Stock Exchange (NYSE) under the symbol MCRN on June 25, 2015. As of February 22, 2017, there were approximately 31 holders of record of our common stock.
The table below sets forth for the calendar quarters indicated the reported high and low sales prices of the Company's common stock:

	2016
	High	Low
First Quarter	$16.74	$11.56
Second Quarter	$18.50	$13.85
Third Quarter	$17.69	$13.52
Fourth Quarter	$19.32	$12.43

	2015
	High	Low
First Quarter	N/A	N/A
Second Quarter	$20.44	$19.06
Third Quarter	$21.46	$14.28
Fourth Quarter	$19.07	$12.33
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
Issuer Purchases of Equity Securities
None.
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph compares the Company's cumulative total shareholder return with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Dow Jones U.S. Industrial Machinery Index for the period from June 25, 2015 to December 31, 2016, assuming a fixed investment of $100 made at the respective closing prices on June 25, 2015 and the reinvestment of cash dividends.

	June 25, 2015	December 31, 2015	December 31, 2016
MCRN	$100	$63.89	$95.15
S&P 500 Index	$100	$97.22	$106.49
Dow Jones U.S. Industrial Machinery Index	$100	$86.29	$114.89

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the periods and as of the dates indicated. The consolidated statements of operations data for the years ended December 31, 2016, 2015, and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements that are included in "Item 8. Financial Statements and Supplementary Data." The consolidated statements of operations data for the year ended December 31, 2013, for the period from January 1, 2012 to April 30, 2012 ("Predecessor") and for the period from May 1, 2012 to December 31, 2012 ("Successor"), and the consolidated balance sheet data as of December 31, 2014, 2013, and 2012 are derived from our audited consolidated financial statements that are not present elsewhere in this Form 10-K.
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
Selected Financial Data (U.S. GAAP)

	Successor					Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from May 1, 2012 to December 31, 2012	Period from January 1, 2012 to April 30, 2012
	(in millions, except per share data)
Balance sheet data:
Cash and cash equivalents	$130.2	$67.5	$81.5	$100.7	$48.4
Accounts receivable, net	182.3	204.4	183.3	174.5	105.6
Inventories, net	249.5	238.9	238.1	207.4	165.3
Property and equipment, net	243.7	221.8	216.9	203.6	119.7
Total assets	1,722.0	1,696.3	1,769.8	1,768.3	664.3
Accounts payable	92.5	79.2	89.9	83.4	67.0
Advanced billings and deposits	52.7	39.7	58.5	56.2	29.2
Total debt and capital lease obligations, including current portion (a)	941.4	939.7	1,013.7	963.5	276.8

Statements of operations data:
Net sales	$1,166.7	$1,179.5	$1,211.3	$1,028.8	$571.7	$260.7
Operating earnings	105.6	71.8	85.1	54.3	3.2	14.4
Net earnings (loss) attributable to Milacron Holdings Corp.	30.5	(38.8)	(14.8)	(24.6)	(21.2)	0.3

Basic earnings (loss) per share	$0.45	$(0.65)	$(0.28)	$(0.55)	$(1.02)	$4.36
Diluted earnings (loss) per share	$0.43	$(0.65)	$(0.28)	$(0.55)	$(1.02)	$4.04

Statements of cash flows data:
Net cash provided by operating activities	$116.2	$23.0	$37.6	$82.1	$8.1	$12.4
Net cash used in investing activities	(56.4)	(73.3)	(94.3)	(993.4)	(210.3)	(4.9)
Net cash provided by (used in) financing activities	6.2	41.6	41.2	964.8	55.2	(17.2)
(a) Balances as of December 31, 2013 and 2012 have been conformed to the 2016 presentation for the classification of debt issuance costs of $25.9 million and $8.0 million, respectively.

Other Selected Financial Data (Non-GAAP)

	Successor					Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from May 1, 2012 to December 31, 2012	Period from January 1, 2012 to April 30, 2012
	(in millions)
Adjusted EBITDA	$212.8	$213.4	$198.5	$161.6	$71.2	$24.5
Adjusted Net Income	105.7	98.2	74.5	57.0	34.7	8.1
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
We refer to pages 35 through 40 of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed reconciliation of reported (U.S. GAAP) net earnings (loss) attributable to Milacron Holdings Corp. to Adjusted Net Income and Adjusted EBITDA and operating earnings to Adjusted EBITDA. We also refer to these pages for information regarding, but not limited to, (1) how we believe the Non-GAAP measures provide useful information to investors; (2) how we use the Non-GAAP measures to evaluate our business; and (3) the limitations of these Non-GAAP measures.

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
Executive Overview
For the year ended December 31, 2016, we reported sales of $1,166.7 million, operating earnings of $105.6 million and net earnings attributable to Milacron Holdings Corp. of $30.5 million. This compares to sales of $1,179.5 million, operating earnings of $71.8 million and a net loss attributable to Milacron Holdings Corp. of $38.8 million for the year ended December 31, 2015. Excluding $17.2 million of unfavorable effects of foreign currency movements, sales increased 0.4% compared to the prior period. Adjusted EBITDA decreased 0.3% to $212.8 million, or 18.2% of sales, during the year ended December 31, 2016 compared to $213.4 million in Adjusted EBITDA, or 18.1% of sales, during the year ended December 31, 2015. Adjusted Net Income increased 7.6% to $105.7 million, or 9.1% of sales, during the year ended December 31, 2016 compared to $98.2 million in Adjusted Net Income, or 8.3% of sales, during the year ended December 31, 2015.
Advanced Plastic Processing Technologies

For the year ended December 31, 2016, APPT generated $663.9 million in sales and $81.6 million in Adjusted EBITDA, or 12.3% of sales, before corporate expenses, compared to $680.8 million in sales and $85.8 million in Adjusted EBITDA, or 12.6% of sales, before corporate expenses, in the same period in 2015. Excluding $7.4 million of unfavorable effects of foreign currency movements, sales decreased 1.4% compared to the prior period.

Melt Delivery and Control Systems

For the year ended December 31, 2016, MDCS generated $389.9 million in sales and $127.2 million in Adjusted EBITDA, or 32.6% of sales, before corporate expenses, compared to $383.5 million in sales and $121.3 million in Adjusted EBITDA, or 31.6% of sales, before corporate expenses, in the same period in 2015. Excluding $6.6 million of unfavorable effects of foreign currency movements, sales increased 3.4% compared to the prior period.

Fluid Technologies

For the year ended December 31, 2016, Fluids generated $112.9 million in sales and $24.4 million in Adjusted EBITDA, or 21.6% of sales, before corporate expenses, compared to $115.2 million in sales and $24.7 million in Adjusted EBITDA, or 21.4% of sales, before corporate expenses, in the same period in 2015. Excluding $3.2 million of unfavorable effects of foreign currency movements, sales increased 0.8% compared to the prior period.

Liquidity

During the year ended December 31, 2016, cash increased $62.7 million primarily driven by improvements in working capital partially offset by capital expenditures. Operating activities generated $116.2 million of cash during the year ended December 31, 2016 compared to $23.0 million of cash in the same period of 2015. The increase in operating cash flow from 2015 was primarily driven by improvements in working capital including the collection of outstanding accounts receivable and an increase in advanced billings and deposits received. In addition, operating cash flow for the year ended December 31, 2015 included an outflow of $13.8 million related to the premium paid to redeem the 8.375% senior secured notes due 2019 ("Senior Secured Notes"). Investing activities used $56.4 million of cash during the year ended December 31, 2016 primarily due to capital expenditures. Financing activities generated $6.2 million during the year ended December 31, 2016 as a result of proceeds received from the exercise of stock options.

Cash on hand at December 31, 2016 was $130.2 million, and we had approximately $89.1 million available for borrowing under our asset-based and other credit facilities.

New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders for the year ended December 31, 2016 were $1,191.3 million, an increase of $16.7 million, or 1.4%, compared to $1,174.6 million for the year ended December 31, 2015. Excluding $17.7 million of unfavorable effects of foreign currency movements, new orders increased 2.9% compared to the prior period. New orders were primarily impacted by an increase in our equipment business in Europe and India as well as our hot runner business in China. New orders were favorably impacted by $20.2 million in 2016, when compared to 2015, from the acquisition of CanGen Holdings Inc. ("CanGen") during the fourth quarter of 2015.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at December 31, 2016 was $225.6 million, an increase of $14.0 million from December 31, 2015. Excluding $4.4 million of unfavorable effects of foreign currency movements, backlog increased 8.7% compared to December 31, 2015. The increase in our backlog is primarily driven by strength in the North American and European equipment businesses. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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

Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2016	2015
	(in millions)
Net sales	$1,166.7	$1,179.5
Cost of sales	770.9	775.6
Manufacturing margins	395.8	403.9
Operating expenses:
Selling, general and administrative expenses	252.4	261.1
Amortization expense	31.3	35.9
(Gain) loss on currency translation	(3.3)	21.6
Other expense, net	9.8	13.5
Total operating expenses	290.2	332.1
Operating earnings	105.6	71.8
Interest expense, net	60.9	68.0
Loss on debt extinguishment	—	22.2
Earnings (loss) before income taxes	44.7	(18.4)
Income tax expense	14.2	20.4
Net earnings (loss)	$30.5	$(38.8)

Net Sales
Sales for the year ended December 31, 2016 were $1,166.7 million compared to $1,179.5 million for the year ended December 31, 2015, a decrease of $12.8 million or 1.1%. Excluding $17.2 million of unfavorable effects of foreign currency movements, sales increased $4.4 million, or 0.4%, compared to the prior period.
The following table sets forth our sales by segment for the periods presented:

	Year Ended December 31,
	2016	2015
	(in millions)
Net sales by segment:
Advanced Plastic Processing Technologies	$663.9	$680.8
Melt Delivery and Control Systems	389.9	383.5
Fluid Technologies	112.9	115.2
Total	$1,166.7	$1,179.5

Sales for our APPT segment for the year ended December 31, 2016 were $663.9 million compared to $680.8 million for the year ended December 31, 2015, a decrease of $16.9 million or 2.5%. Excluding $7.4 million of unfavorable effects of foreign currency movements, sales decreased $9.5 million, or 1.4%, compared to the prior period. Sales decreased as a result of the equipment business in North America primarily driven by declines in the packaging, electronics and medical industries. These decreases were partially offset by growth in the equipment business in India, Europe and China with increases in the consumer goods and construction industries. Sales were favorably impacted $19.9 million in 2016, when compared to 2015, from the acquisition of CanGen during the fourth quarter of 2015.
Sales for our MDCS segment for the year ended December 31, 2016 were $389.9 million compared to $383.5 million for the year ended December 31, 2015, an increase of $6.4 million or 1.7%. Excluding $6.6 million of unfavorable effects of foreign currency movements, sales increased $13.0 million, or 3.4%, compared to the prior period. Sales increased as a result of growth in China, Europe, India and North America with increases in the consumer goods, custom molders and packaging industries. These increases were partially offset by declines in the automotive, construction and electronics industries.

Sales for our Fluids segment for the year ended December 31, 2016 were $112.9 million compared to $115.2 million for the year ended December 31, 2015, a decrease of $2.3 million or 2.0%. Excluding $3.2 million of unfavorable effects of foreign currency movements, sales increased $0.9 million, or 0.8%, compared to the prior period. Sales increased in China and was partially offset by a decrease in North America.
Cost of Sales
Cost of sales for the year ended December 31, 2016 was $770.9 million compared to $775.6 million for the year ended December 31, 2015, a decrease of $4.7 million, or 0.6%.
Manufacturing Margin
Our manufacturing margin (or gross margin) for the year ended December 31, 2016 was $395.8 million compared to $403.9 million for the year ended December 31, 2015, a decrease of $8.1 million or 2.0%.
The manufacturing margin as a percent of sales for the year ended December 31, 2016 was 33.9% compared to 34.2% for the year ended December 31, 2015.
While the Company has realized material cost savings and benefits from cost reduction actions, these improvements have been partially offset by the effects of foreign currency translation and competitive pricing pressure on sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2016 were $252.4 million compared to $261.1 million for the year ended December 31, 2015, a decrease of $8.7 million or 3.3%. The decrease is primarily related to our organizational redesign initiatives and a decrease in stock-based compensation expense. In connection with our initial public offering ("IPO") in June 2015, we recognized an additional $17.4 million of stock-based compensation expense in 2015 associated with time-based and performance-based awards previously granted under our 2012 Equity Incentive Plan. These awards contained a market condition in which the vesting of the awards was accelerated upon the satisfaction of the market condition. Based upon the trading price of the Company's common stock subsequent to the IPO, the market condition was satisfied which resulted in the vesting of the awards in July 2015 and the Company's recognition of all previously unrecognized stock-based compensation expense associated with these awards. These reductions were partially offset by increased costs related to our acquisition of CanGen in the fourth quarter of 2015.
Amortization Expense
Amortization expense related to intangible assets for the year ended December 31, 2016 was $31.3 million compared to $35.9 million for the year ended December 31, 2015, a decrease of $4.6 million or 12.8%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects and was partially offset by amortization on certain intangible assets acquired in connection with the acquisition of CanGen in the fourth quarter of 2015.
(Gain) Loss on Currency Translation
The gain on currency translation for the year ended December 31, 2016 was $3.3 million compared to a loss of $21.6 million for the year ended December 31, 2015, resulting in a favorable change of $24.9 million. The gains and losses primarily relate to the translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters Luxembourg Holdings S.à r.l ("Mold-Masters") within our MDCS segment.
Other Expense, Net
Other expense, net for the year ended December 31, 2016 was $9.8 million compared $13.5 million for the year ended December 31, 2015, a decrease of $3.7 million or 27.4%. The decrease is principally driven by expenses incurred in 2015 in connection with our organizational redesign initiatives in Europe as well as the $2.2 million impairment on certain trademarks incurred during the second quarter of 2015 which were discontinued as a result of a rebranding initiative.
Operating Earnings
Operating earnings for the year ended December 31, 2016 were $105.6 million compared to $71.8 million for the year ended December 31, 2015, an increase of $33.8 million or 47.1%. The increase in mainly attributable to the gains from currency translation and a reduction in stock-based compensation expense during the year ended December 31, 2016 .

Interest Expense, Net
Interest expense, net of interest income, for the year ended December 31, 2016 was $60.9 million compared to $68.0 million for the year ended December 31, 2015, a decrease of $7.1 million or 10.4%. The decrease is primarily due to the repayment of our Senior Secured Notes which were replaced by our senior secured term loan facility due September 2020 ("New Term Loan Facility") with a lower interest rate. In addition, interest expense was favorably impacted as a result of a decrease in our average indebtedness during 2016 when compared to 2015.
Loss on Debt Extinguishment
Loss on debt extinguishment was $22.2 million for the year ended December 31, 2015. The loss on debt extinguishment is principally related to the $13.8 million premium paid upon the repayment of our Senior Secured Notes as well as the related write-off of deferred financing costs during the period.
Income Tax Expense
Income tax expense for the year ended December 31, 2016 was $14.2 million compared to $20.4 million for the year ended December 31, 2015, a decrease of $6.2 million or 30.4%. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances. The decrease is principally related to the reversal of certain valuation allowances in Germany driven by the Company's organizational redesign initiatives, partially offset by increased earnings. During the fourth quarter of 2016, as a result of changing the ownership structure of our German subsidiaries, the Company can elect to file a consolidated German tax return. This tax planning strategy, which had not been previously available until the fourth quarter of 2016, provides significant positive evidence for the future utilization of the deferred tax assets of the newly formed consolidated group. As a result, the Company recognized a $8.5 million income tax benefit related to the reversal of valuation allowances previously recorded against the deferred tax assets of one member of the group and the Company expects this tax planning strategy to result in at least $1.0 million in annual cash tax savings.
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
The following table sets forth our sales by segment for the periods presented:

	Year Ended December 31,
	2015	2014
	(in millions)
Net sales by segment:
Advanced Plastic Processing Technologies	$680.8	$684.1
Melt Delivery and Control Systems	383.5	398.4
Fluid Technologies	115.2	128.8
Total	$1,179.5	$1,211.3

Sales for our APPT segment for the year ended December 31, 2015 were $680.8 million compared to $684.1 million for the year ended December 31, 2014, a decrease of $3.3 million, or 0.5%. Sales benefited from growth in the North America and India regions with an increase in sales to the consumer goods industry. Excluding $24.4 million of unfavorable effects of foreign currency movements, sales increased $21.1 million, or 3.1%, compared to the prior period.
Sales for our MDCS segment for the year ended December 31, 2015 were $383.5 million compared to $398.4 million for the year ended December 31, 2014, a decrease of $14.9 million, or 3.7%. Sales benefited from regional growth in Europe and China and an increase in sales to the automotive, packaging and consumer goods end markets. Excluding $29.3 million of unfavorable effects of foreign currency movements, sales increased $14.4 million, or 3.6%, compared to the prior period.
Sales for our Fluids segment for the year ended December 31, 2015 were $115.2 million, compared to $128.8 million for the year ended December 31, 2014, a decrease of $13.6 million, or 10.6%. Regionally, sales benefited from growth in Europe offset by a decline in North America. End market segment growth was driven by the automotive and consumer goods markets offset by slight declines across most other end markets. Excluding $12.5 million of unfavorable effects of foreign currency movements, sales decreased $1.1 million, or 0.9%, compared to the prior period.
Cost of Sales
Cost of sales for the year ended December 31, 2015 was $775.6 million compared to $792.3 million for the year ended December 31, 2014, a decrease of $16.7 million, or 2.1%, primarily due to lower reported sales, low-cost country initiatives and other cost reduction initiatives.
Manufacturing Margin
Our manufacturing margin (or gross margin) for the year ended December 31, 2015 was $403.9 million compared to $419.0 million for the year ended December 31, 2014, a decrease of $15.1 million, or 3.6%.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2015 were $261.1 million compared to $266.9 million for the year ended December 31, 2014, a decrease of $5.8 million, or 2.2%. Selling, general and administrative expenses in the year ended December 31, 2015 include increased costs associated with trade show expenses in North America and India, costs incurred related to preparing for our IPO, organizational redesign costs and stock-based compensation expense associated with the accelerated vesting of certain awards. These expenses were offset by lower variable selling expense and the benefit of cost reduction initiatives.

Amortization Expense
Amortization expense related to intangible assets for the year ended December 31, 2015 was $35.9 million compared to $44.2 million for the year ended December 31, 2014, a decrease of $8.3 million, or 18.8%. The decrease is primarily related to accelerated amortization methods on our intangible assets subject to amortization as well as favorable foreign currency translation effects.
Loss on Currency Translation
Loss on currency translation for the year ended December 31, 2015 was $21.6 million compared to $16.3 million for the year ended December 31, 2014, an increase of $5.3 million, or 32.5%. The losses primarily relate to the translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters. We are also exposed where we purchase supplies or sell products in currencies other than our local operation’s functional currency.
Other Expense, Net
Other expense, net for the year ended December 31, 2015 was $13.5 million compared to expense of $6.5 million for the year ended December 31, 2014, an increase of $7.0 million, or 107.7%. The increase is principally driven by expenses incurred in conjunction with our organizational redesign initiatives in Europe as well as the $2.2 million impairment on certain trademarks incurred in 2015 which were discontinued as a result of our recent branding initiative. This increase was partially offset by a $1.5 million gain recognized on the termination of our postretirement medical plan.
Operating Earnings
Operating earnings for the year ended December 31, 2015 were $71.8 million compared to $85.1 million for the year ended December 31, 2014, a decrease of $13.3 million, or 15.6%. The decrease is mainly attributable to an increase in costs to prepare for our IPO, acceleration of stock-based compensation expense, costs incurred related to our organizational redesign initiatives, and an impairment of certain trademarks discontinued as a result of our recent branding initiative.
Interest Expense, Net
Interest expense, net of interest income, for the year ended December 31, 2015 was $68.0 million compared to $74.6 million for the year ended December 31, 2014, a decrease of $6.6 million, or 8.8%. Interest expense in 2015 was impacted by changes in our credit facilities including our New Term Loan Facility that was entered into on May 15, 2015.
Loss on Debt Extinguishment
Loss on debt extinguishment was $22.2 million for the year ended December 31, 2015. The loss on debt extinguishment is principally related to the $13.8 million premium paid upon the repayment of our Senior Secured Notes as well as related write-off of deferred financing costs during the period. Loss on debt extinguishment was $3.4 million for the year ended December 31, 2014 and primarily relates to the premium paid for the early extinguishment of $55.0 million of our Senior Secured Notes as well as related write-off of deferred financing costs during the period. Additionally, we recognized a loss of $0.5 million related to the write-off of previously deferred financing costs associated with our senior secured term loan facility due March 2020 ("Term Loan Facility") during the year ended December 31, 2014.
Income Tax Expense
Income tax expense for the year end December 31, 2015 was $20.4 million compared to $22.0 million for the year ended December 31, 2014, a decrease of $1.6 million or 7.3%. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
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

Adjusted EBITDA
Adjusted EBITDA represents net earnings (loss) before interest expense, taxes, depreciation and amortization, as further adjusted for the other items reflected in the reconciliation table set forth below. Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP, is not a measure of financial condition or profitability, and should not be considered as an alternative to net earnings (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP or any other performance measure derived in accordance with U.S. GAAP and should not be construed as an inference that our future results will be unaffected by unusual non-recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not include certain cash requirements such as interest payments, tax payments, debt service requirements and certain other cash costs that may recur in the future.
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
Adjusted Net Income
Adjusted Net Income measures our operating performance by adjusting net earnings (loss) to exclude amortization expense, non-cash currency effect on intercompany advances, organizational redesign costs, long-term equity awards and shareholder's fees, debt costs, acquisition integration costs, professional services, business combination costs and certain other non-recurring items. Management uses this measure to evaluate our core operating results as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business, but includes certain items such as depreciation, interest expense and income tax expense, which are otherwise excluded from Adjusted EBITDA. We believe the presentation of Adjusted Net Income enhances our investors’ overall understanding of the financial performance and cash flow of our business. You should not consider Adjusted Net Income as an alternative to net earnings (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.

The following is a reconciliation of net loss attributable to Milacron Holdings Corp., the most comparable U.S. GAAP measure, to Adjusted Net Income and Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net earnings (loss) attributable to Milacron Holdings Corp.	$30.5	$(38.8)	$(14.8)
Amortization expense	31.3	35.9	44.2
Currency effect on intercompany advances (a)	(1.6)	23.3	13.8
Organizational redesign costs (b)	32.9	21.7	12.9
Long-term equity awards and shareholder fees (c)	7.1	22.9	5.5
Debt costs (d)	—	23.2	4.1
Acquisition integration costs (e)	—	3.7	4.0
Professional services (f)	4.7	5.2	3.6
Business combination costs (g)	—	0.4	1.1
Fair market value adjustments (h)	0.2	—	—
Annual effective tax rate adjustment (i)	(3.4)	—	—
Other (j)	4.0	0.7	0.1
Adjusted Net Income	105.7	98.2	74.5
Income tax expense	17.6	20.4	22.0
Interest expense, net	60.9	68.0	74.6
Depreciation expense	28.6	26.8	27.4
Adjusted EBITDA	$212.8	$213.4	$198.5

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances associated with the acquisition of Mold-Masters.

(b)
Organizational redesign costs for the year ended December 31, 2016 primarily include $13.3 million for termination costs as a result of eliminated positions, $4.4 million of costs related to the shutdown of facilities, $5.2 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic and $0.5 million of costs related to the restructuring of Fluids in Europe. Organizational redesign costs in the year ended December 31, 2015 primarily included $9.3 million of costs related to relocating our facilities in Italy and Belgium to the Czech Republic, $4.4 million for termination costs as a result of eliminated positions, $3.7 million of costs related to the restructuring of Fluids in Europe, and $1.4 million of costs related to the shutdown of facilities. Organizational redesign costs in the year ended December 31, 2014 included $3.4 million for termination costs as a result of eliminated positions, $3.6 million of costs for changes in the executive management team, $2.9 million of costs for the transition of positions to low-cost countries, and $1.9 million of costs related to the shutdown of facilities.

(c)
Long-term equity awards and shareholder fees include the non-cash charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the years ended December 31, 2016, 2015 and 2014. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

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

(f)
Professional fees in the year ended December 31, 2016 included $4.7 million of costs for strategic organizational initiatives. Professional fees in the year ended December 31, 2015 included $2.8 million of fees for readiness initiatives associated with our IPO and $1.9 million of costs for strategic organizational initiatives. Professional fees in the year ended December 31, 2014 included $1.5 million of costs related to strategic organizational initiatives and $1.3 million of costs related to certain advisory services for readiness initiatives associated with our IPO.

(g)	Business combination costs relate to certain professional, audit and other fees related to the acquisitions of Mold-Masters, Kortec, TIRAD, and certain other smaller acquisitions.

(h)
Non-cash fair market value adjustments in the year ended December 31, 2016 relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen in the fourth quarter of 2015.

(i)	The annual effective tax rate adjustment primarily includes the tax benefit associated with reconciling net earnings (loss) to Adjusted Net Income.

(j)
Other costs for the year ended December 31, 2016 includes $1.4 million related to the impairment of certain software licenses and the write-off of a $0.5 million non-trade receivable. Other costs for the year ended December 31, 2015 included a $1.5 million non-cash gain related to the termination of a postretirement medical benefit plan and a non-cash charge of $2.2 million related to the impairment of certain trademarks.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Operating earnings (loss):
APPT	$34.9	$55.3	$49.4
MDCS	91.4	52.1	59.7
Fluids	17.4	12.9	13.5
Corporate	(38.1)	(48.5)	(37.5)
Total operating earnings	105.6	71.8	85.1
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	20.3	19.9	22.6
Currency effect on intercompany advances (a)	(0.1)	—	—
Net loss attributable to noncontrolling interest	—	—	0.1
Organizational redesign costs (b)	22.6	7.0	5.5
Acquisition integration costs (e)	—	1.2	0.3
Professional services (f)	0.6	0.2	0.5
Fair market value adjustments (h)	0.3	—	—
Other (i)	3.0	2.2	0.1
Total APPT Adjustments	46.7	30.5	29.1
MDCS Adjustments:
Depreciation and amortization	33.2	35.7	39.9
Currency effect on intercompany advances (a)	(3.0)	23.2	13.5
Organizational redesign costs (b)	5.2	8.3	1.7
Acquisition integration costs (e)	—	1.7	1.8
Professional services (f)	0.1	0.3	0.3
Fair market value adjustments (h)	(0.1)	—	—
Other (i)	0.4	—	—
Total MDCS Adjustments	35.8	69.2	57.2
Fluids Adjustments:
Depreciation and amortization	5.5	6.7	8.9
Organizational redesign costs (b)	1.0	5.0	1.4
Professional services (f)	—	0.1	—
Other (i)	0.5	—	—
Total Fluids Adjustments	7.0	11.8	10.3
Corporate Adjustments:
Depreciation and amortization	0.9	0.4	0.2
Currency effect on intercompany advances (a)	1.5	0.1	0.3
Organizational redesign costs (b)	4.1	1.4	4.3
Long-term equity awards and shareholder fees (c)	7.1	22.9	5.5
Debt costs (d)	—	1.0	0.7
Acquisition integration costs (e)	—	0.8	1.9
Professional services (f)	4.0	4.6	2.8
Business combination costs (g)	—	0.4	1.1
Other (i)	0.1	(1.5)	—
Total Corporate Adjustments	17.7	30.1	16.8
Adjusted EBITDA:
APPT	81.6	85.8	78.5
MDCS	127.2	121.3	116.9
Fluids	24.4	24.7	23.8
Corporate	(20.4)	(18.4)	(20.7)
Total Adjusted EBITDA	$212.8	$213.4	$198.5

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances associated with the acquisition of Mold-Masters within the MDCS segment.

(b)
Organizational redesign costs in the year ended December 31, 2016 included $4.4 million of costs related to the shutdown of facilities in APPT, $5.1 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic in APPT and MDCS and $0.5 million of costs related to the restructuring of Fluids in Europe. In the year ended December 31, 2016, organizational redesign costs across all segments included $13.3 million for termination costs as a result of eliminated positions. Organizational redesign costs in APPT and MDCS segments in the year ended December 31, 2015 included $4.3 million and $5.0 million for costs related to relocating our facilities in Italy and Belgium to the Czech Republic, respectively. As incurred at the respective segments, organizational redesign costs in the year ended December 31, 2015 included $4.4 million for termination costs as a result of eliminated positions. Organizational redesign costs for Fluids during the year ended December 31, 2015 included $3.7 million of severance and one-time project costs related to restructuring in Europe. As incurred at the respective segments, organizational redesign costs in 2014 totaled $3.4 million for salary and severance costs as a result of eliminated positions, $3.6 million for costs related to changes in the executive management team, $2.9 million for costs related to the transition of positions to low-cost countries and $1.9 million for costs due to the shutdown of facilities.

(c)
Long-term equity options and shareholder fees in Corporate included the non-cash charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the years ended December 31, 2016, 2015 and 2014. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

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

(f)
Professional fees incurred by Corporate in the year ended December 31, 2016 included $4.7 million of costs for strategic organizational initiatives. Professional fees incurred by Corporate in the year ended December 31, 2015 included $2.0 million of costs for strategic organizational initiatives and $2.6 million of costs for readiness initiatives associated with our IPO. In the year ended December 31, 2014, professional fees by Corporate included $1.5 million for strategic organizational initiatives and $1.3 million for readiness initiatives associated with our IPO.

(g)	Business combination costs for Corporate relate to certain professional, audit and other fees related to the acquisitions of Mold-Masters, Kortec, TIRAD, and certain other smaller acquisitions.

(h)	Non-cash fair market value adjustments relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen in the fourth quarter of 2015.

(i)
Other costs for APPT in the year ended December 31, 2016 includes $1.4 million related to the impairment of certain software licenses. Other costs for Fluids in the year ended December 31, 2016 includes the write-off of a $0.5 million non-trade receivable. Other costs in APPT for the year ended December, 31 2015 included a non-cash charge of $2.2 million related to the impairment of certain trademarks. Other costs in Corporate for the year ended December 31, 2015 included a $1.5 million non-cash gain related to the termination of a postretirement medical benefit plan.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At December 31, 2016, we had cash and cash equivalents of $130.2 million, an increase of $62.7 million from December 31, 2015. At December 31, 2016, we had $77.6 million of availability under the ABL Facility and $11.5 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest.
During the year ended December 31, 2016, we generated $62.7 million of cash compared to using $14.0 million in the year ended December 31, 2015. During 2016, cash provided by operations of $116.2 million was partially offset by capital expenditures. During 2015, cash was used primarily to pay dividends, fund acquisitions, capital expenditures, working capital growth, and redeem our Senior Secured Notes and our Term Loan Facility offset by the proceeds from our IPO and the New Term Loan Facility.
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
On February 15, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into a new $947.0 million senior secured term loan facility with a maturity date of September 28, 2023 ("2017 Term Loan Facility") pursuant to an amendment of the Company's existing New Term Loan Facility. The net proceeds from the 2017 Term Loan Facility, together with cash on-hand, were used to redeem in full $464.4 million aggregate principal amount outstanding of our Senior Unsecured Notes, repay in full $482.0 million aggregate principal amount outstanding under our existing New Term Loan Facility and pay fees and expenses associated with these transactions. The 2017 Term Loan Facility was priced at 99.625% of the principal amount and bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00.
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility, 2017 Term Loan Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $89.1 million under these lines of credit.
The following table shows our statements of cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Statements of cash flow data
Net cash provided by operating activities	$116.2	$23.0	$37.6
Net cash used in investing activities	(56.4)	(73.3)	(94.3)
Net cash provided by financing activities	6.2	41.6	41.2
Cash provided by operating activities
Operating activities for the year ended December 31, 2016 generated $116.2 million of cash compared to $23.0 million for the year ended December 31, 2015. The increase was primarily driven by improvements in working capital including the collection of outstanding accounts receivable and an increase in advanced billings and deposits received. In addition, operating cash flow for the year ended December 31, 2015 included an outflow of $13.8 million related to the premium paid to redeem the Senior Secured Notes.
Operating activities for the year ended December 31, 2015 generated $23.0 million of cash compared to $37.6 million for the year ended December 31, 2014. The decrease was primarily driven by increased working capital and the $13.8 million premium paid to redeem the Senior Secured Notes.

Cash used in investing activities
Investing activities for the year ended December 31, 2016 used $56.4 million of cash compared to $73.3 million of cash for the year ended December 31, 2015. The decrease is a result of the CanGen acquisition which occurred in the prior period, partially offset by an increase in capital expenditures during the year ended December 31, 2016. Capital expenditures for the year ended December 31, 2016 include the Company's $10.8 million purchase in the fourth quarter of two properties located in Halton Hills, Ontario, Canada which were previously leased.
Investing activities for the year ended December 31, 2015 used $73.3 million of cash compared to $94.3 million of cash for the year ended December 31, 2014. The decrease was primarily a result of a reduction in acquisitions partially offset by an increase of $11.3 million in capital expenditures.
Cash provided by financing activities
Financing activities for the year ended December 31, 2016 generated $6.2 million compared to $41.6 million for the year ended December 31, 2015. During the year ended December 31, 2016, cash was generated primarily from proceeds on the exercise of stock options, partially offset by the repurchase of $0.6 million of our Senior Unsecured Notes. During the year ended December 31, 2015, cash was generated from the proceeds of our IPO and the New Term Loan Facility, partially offset by the payment of dividends, the redemption of our Senior Secured Notes and the Term Loan Facility and costs associated with our IPO.
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
Excluding unamortized discount and debt issuance costs, total debt was $953.8 million at December 31, 2016 compared to $955.2 million at December 31, 2015. Total debt at December 31, 2016 included $482.0 million outstanding on the New Term Loan Facility and $464.4 million outstanding on the Senior Unsecured Notes, while the ABL Facility was undrawn except for letter of credit issuances.
Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. We had approximately $16.7 million of letters of credit outstanding as of December 31, 2016.
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
As noted above, on February 15, 2017 we redeemed the remaining $464.4 million aggregate principal amount outstanding of our Senior Unsecured Notes.

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
As previously noted, on June 30, 2015 we completed our IPO whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The net proceeds, in part, were used to repay $248.0 million outstanding under the New Term Loan Facility. On February 15, 2017 we repaid $482.0 million, which represents all amounts outstanding under the New Term Loan Facility.
Description of the 2017 Term Loan Facility
On February 15, 2017, we entered into the $947.0 million 2017 Term Loan Facility, pursuant to a term loan agreement, among Milacron Holdings Corp., Milacron LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2017 Term Loan Facility matures on September 28, 2023. The 2017 Term Loan Facility is secured by a first-priority lien on substantially all of the Company and guarantors’ assets other than accounts receivable, inventory, and other certain assets. The 2017 Term Loan Facility is also secured by a second-priority lien on all of the assets of the Company, Milacron LLC and the guarantors that secure the ABL Facility. The interest rate applicable to the 2017 Term Loan Facility is, at our option, equal to either (i) the published LIBOR rate, plus a margin of, depending upon the current total net leverage ratio, 2.75% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) to 3.00% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum or (3) published LIBOR rate plus 1.00%. In no event will the LIBOR rate be less than 0.00% at any time. The 2017 Term Loan Facility provides us with the right, at any time, to request one or more incremental term increases not to exceed (x) $220.0 million plus (y) an additional amount subject to compliance on a pro forma basis with a total net secured leverage ratio does not exceed 4.00 to 1.00. The following amounts will be applied to repay the New Term Loan Facility, subject to certain thresholds, carve-outs and exceptions: (i) 100% of the net cash proceeds of any incurrence of debt by us and certain of our subsidiaries, (ii) 100% of net cash proceeds of any non-ordinary course sale or other disposition of assets by us or certain subsidiaries and (iii) 50% of our excess cash flow, subject to certain reductions.
Description of Other Debt
At December 31, 2016, we have approximately $0.4 million in capital lease obligations outstanding as well as $7.0 million of borrowings under certain lines of credit. We also have approximately $4.6 million of outstanding letters of credit and other commitments related to these facilities at December 31, 2016.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016:

	Total	2017	2018 - 2019	2020 - 2021	Beyond 2021
	(in millions)
New Term Loan Facility	$482.0	$—	$—	$482.0	$—
Senior Unsecured Notes	464.4	—	—	464.4	—
Interest on long term debt (a)	239.8	56.8	113.6	69.4	—
Capital lease obligations and other	0.4	0.3	0.1	—	—
Estimated pension benefit payments (b)	11.1	0.8	1.7	2.0	6.6
Operating leases	21.6	8.8	9.2	2.8	0.8
Total	$1,219.3	$66.7	$124.6	$1,020.6	$7.4
(a) Amounts include contractual interest payments using the interest rates as of December 31, 2016 applicable to our variable-rate debt and stated fixed interest rates for fixed-rate debt.
(b) Amounts include estimated pension benefit payments based on actuarial estimates and are estimated through 2026.
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
For all of our reporting units in 2016, we performed step one of the goodwill impairment test whereby we compare the estimated fair value of the reporting unit to its carrying value, including goodwill. As the estimated fair value of each reporting unit has exceeded the carrying amount for all periods presented, no impairment has been recognized. The estimated fair value of all reporting units is determined by using a discounted cash flow approach, with an appropriate risk adjusted discount rate, and a market approach. The significant estimates and assumptions utilized in determining the estimated fair value of each reporting unit included projected sales growth, operating earnings rates, working capital requirements, capital expenditures, terminal growth rates, discount rates per reporting unit and the selection of peer company multiples. We also used comparable market earnings multiple data to corroborate our reporting unit valuation. Due to the historical and projected performance of these reporting units, we believe that it is more likely than not that the fair value of this reporting unit exceeds the carrying amount, unless future sales and cash flow projections differ significantly from our current estimates as a result of unforeseen circumstances or if the assumed weighted- average cost of capital were to become substantially higher in future periods.
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

Pension Benefit Plans
The determination of pension obligations and the related pension expense or credits to operations for our defined benefit plans (“Plans”) involves significant estimates. The most significant estimate is the discount rate used to calculate the actuarial present value of benefit obligations for each Plan. Accumulated and projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. The weighted-average discount rates for our Plans at December 31, 2016, 2015 and 2014 were 2.71%, 2.44% and 3.78%, respectively. We evaluate the discount rates for our Plans at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
Stock-Based Compensation
We issue stock-based awards to employees, principally in the form of stock options and restricted stock awards, and account for our stock-based compensation awards in accordance with FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718, which requires all stock-based payments to employees, including grants of employee stock options and restricted stock to be recognized in the statements of operations and comprehensive loss based on their grant-date fair values. The following describes the methodology we have utilized in historically measuring stock-based compensation expense.
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
Our stock-based awards are subject to either service, performance or market-based vesting conditions. Compensation expense related to awards to employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. As a result of our IPO and the subsequent satisfaction of all applicable performance and market conditions, all stock-based awards granted containing performance or market-based vesting conditions are vested as of December 31, 2016. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Historically forfeitures have not been significant and actual forfeiture activity has not differed materially from our original estimates.
We have estimated the fair value of employee stock options at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected stock price volatility over the option’s expected term	42.00%	45.62%	71.89%
Expected term (in years)	6.25	6.20	4.78
Risk-free interest rate	1.59%	1.97%	1.21%
Expected dividend yield on the underlying common stock over the option’s expected term	—%	—%	—%

The weighted-average grant date fair value of employee stock options granted during 2016, 2015, and 2014 was $7.62, $8.82, and $5.46, respectively, per share.
For awards granted on January 1, 2015 and during the year ended December 31, 2014, the estimated fair value of our underlying common stock is a significant assumption in estimating the fair value of our stock-based awards. The historical valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market, we considered all relevant facts and circumstances known at the time of valuation, made certain assumptions based on future expectations and exercised significant judgment to determine the fair value of our common stock. The factors considered in determining the fair value include, but are not limited to, the following:

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
The fair value of our common stock was determined on each date of grant by the Board of Directors, with input from management, and considered our most recently available valuation of common stock and our assessment of additional objective and subjective factors that we believe are relevant and which may change from the date of the most recent third-party valuation through the date of the grant.
In order to determine the fair value of our common stock underlying stock option grants made on January 1, 2015 and for the year ended December 31, 2014, we first determined our business enterprise value (“BEV”) and then allocated the BEV to each element of our capital structure (common stock, options, etc.). Our BEV was estimated using a combination of the income approach as well as two forms of the market approach, the market comparable approach and the reference transaction approach. Our indicated BEV at each valuation date was allocated to the different layers of our capital structure, including shares of common stock and stock options, using the Option-Pricing Method (“OPM”). The OPM treats common stock as a call option on our total equity value, with exercise (or strike) prices based on the value thresholds at which the allocation among the various holders of our securities changes. The rights and preferences of the various securities included within the capital structure were established and then the various equity values (strike prices) at which the sharing percentages would change among our securities were calculated. These strike prices are based on the current values of debt and values at which options would exercise. The values of the options associated with each strike price are calculated using the OPM. The option value bands are allocated to the various security holders who would share in the enterprise value if our value was between the two corresponding strike prices. Estimates of the volatility of our invested capital were based on available information on the volatility of the invested capital of comparable, publicly-traded companies and estimates of the expected term were based on the estimated time to a liquidity event.
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

At December 31, 2016, as a result of an updated analysis of future cash needs in the U.S. and opportunities for investment outside the U.S., we assert that all foreign earnings will be indefinitely reinvested with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. We will continue to monitor our assertion related to investment of foreign earnings. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on our consolidated financial statements.
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. During the years ended December 31, 2016, 2015 and 2014, approximately 53%, 51% and 55% of our sales were attributable to our operations outside of the United States, respectively. Approximately 45% of sales in fiscal 2016 were typically denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility, our New Term Loan Facility and our Senior Unsecured Notes are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At December 31, 2016 and 2015, we had $12.8 million and $16.2 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to six months. At December 31, 2016, we had a net fair value liability of financial instruments with exposure to foreign currency risk of $0.6 million and at December 31, 2015, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.1 million. The fair value of these financial instruments would hypothetically decrease by $1.2 million and $1.5 million as of December 31, 2016 and 2015, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Interest Rate Risk
We are primarily exposed to interest rate risk through our senior secured asset-based revolving credit facility ("ABL Facility"), senior secured term loan facility due September 2020 ("New Term Loan Facility"), and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.75% to 2.25% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.75% to 1.25% per annum, based on availability. Interest on the New Term Loan Facility accrues, at our option, equal to either (i) the published LIBOR rate, plus a margin of 3.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) or 3.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus 2.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) or 2.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum. In no event will the LIBOR rate be less than 1.00% at any time. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $4.8 million for each 1.00% increase in interest rates once LIBOR exceeds 1.00%.
On February 15, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into a new $947.0 million senior secured term loan facility with a maturity date of September 28, 2023 ("2017 Term Loan Facility") pursuant to an amendment of the Company's existing New Term Loan Facility. The net proceeds from the 2017 Term Loan Facility, together with cash on-hand, were used to redeem in full $464.4 million aggregate principal amount outstanding of our 7.75% Senior Notes due 2021, repay in full $482.0 million aggregate principal amount outstanding under our existing New Term Loan Facility and pay fees and expenses associated with these transactions. The 2017 Term Loan Facility bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Milacron Holdings Corp.

We have audited the accompanying consolidated balance sheets of Milacron Holdings Corp. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milacron Holdings Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Milacron Holdings Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 28, 2017

MILACRON HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$130.2	$67.5
Accounts receivable, less allowance for doubtful accounts of $8.2 and $6.3 at December 31, 2016 and 2015, respectively	182.3	204.4
Inventories, net:
Raw materials	81.3	81.1
Work-in-process	52.6	48.3
Finished products	115.6	109.5
Total inventories	249.5	238.9
Prepaid and other current assets	46.3	38.6
Total current assets	608.3	549.4
Property and equipment, net	243.7	221.8
Goodwill	507.9	530.1
Intangible assets, net	341.8	380.1
Other noncurrent assets	20.3	14.9
Total assets	$1,722.0	$1,696.3
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$7.0	$7.4
Long-term debt and capital lease obligations due within one year	0.3	0.4
Accounts payable	92.5	79.2
Advanced billings and deposits	52.7	39.7
Accrued salaries, wages and other compensation	26.7	30.8
Accrued interest	13.9	13.9
Other current liabilities	59.7	52.5
Total current liabilities	252.8	223.9
Long-term debt and capital lease obligations, less unamortized discount and debt issuance costs	934.1	931.9
Deferred income tax liabilities	64.4	66.2
Accrued pension liabilities	27.8	25.2
Other noncurrent accrued liabilities	8.0	8.2
Total liabilities	1,287.1	1,255.4
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 68,473,561 and 67,296,678 issued and outstanding as of December 31, 2016 and 2015, respectively	0.7	0.7
Capital in excess of par value	661.0	648.7
Retained deficit	(68.9)	(99.4)
Accumulated other comprehensive loss	(157.9)	(109.1)
Total shareholders’ equity	434.9	440.9
Total liabilities and shareholders’ equity	$1,722.0	$1,696.3
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share data)
Net sales	$1,166.7	$1,179.5	$1,211.3
Cost of sales	770.9	775.6	792.3
Manufacturing margins	395.8	403.9	419.0
Operating expenses:
Selling, general and administrative expenses	252.4	261.1	266.9
Amortization expense	31.3	35.9	44.2
(Gain) loss on currency translation	(3.3)	21.6	16.3
Other expense, net	9.8	13.5	6.5
Total operating expenses	290.2	332.1	333.9
Operating earnings	105.6	71.8	85.1
Interest expense, net	60.9	68.0	74.6
Loss on debt extinguishment	—	22.2	3.4
Earnings (loss) before income taxes	44.7	(18.4)	7.1
Income tax expense	14.2	20.4	22.0
Net earnings (loss)	30.5	(38.8)	(14.9)
Less: Net loss attributable to the noncontrolling interest	—	—	0.1
Net earnings (loss) attributable to Milacron Holdings Corp.	$30.5	$(38.8)	$(14.8)
Earnings (loss) per share:
Basic	$0.45	$(0.65)	$(0.28)
Diluted	$0.43	$(0.65)	$(0.28)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net earnings (loss)	$30.5	$(38.8)	$(14.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(45.5)	(59.1)	(49.1)
Unrecognized postretirement plan (loss) gain	(2.7)	1.0	(4.1)
Unrealized (loss) gain on hedging activities	(0.6)	3.1	(1.3)
Total other comprehensive loss, net of tax	(48.8)	(55.0)	(54.5)
Comprehensive loss	(18.3)	(93.8)	(69.4)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	0.1
Comprehensive loss attributable to Milacron Holdings Corp.	$(18.3)	$(93.8)	$(69.3)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock (Shares)	Common Stock	Capital In Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Totals
	(in millions, except share data)
Balance at December 31, 2013	52,101,776	$0.5	$494.6	$(45.8)	$0.4	$0.4	$450.1
Purchase of noncontrolling interest	—	—	(1.6)	—	—	(0.3)	(1.9)
Capital contribution	182,305	—	1.8	—	—	—	1.8
Stock-based compensation activity	2,019	—	4.8	—	—	—	4.8
Net loss	—	—	—	(14.8)	—	(0.1)	(14.9)
Other comprehensive loss, net of tax	—	—	—	—	(54.5)	—	(54.5)
Balance at December 31, 2014	52,286,100	0.5	499.6	(60.6)	(54.1)	—	385.4
Capital contribution	14,703,931	0.2	293.8	—	—	—	294.0
Initial public offering issuance costs	—	—	(21.3)	—	—	—	(21.3)
Dividends paid	—	—	(144.6)	—	—	—	(144.6)
Stock-based compensation activity	306,647	—	21.2	—	—	—	21.2
Net loss	—	—	—	(38.8)	—	—	(38.8)
Other comprehensive loss, net of tax	—	—	—	—	(55.0)	—	(55.0)
Balance at December 31, 2015	67,296,678	0.7	648.7	(99.4)	(109.1)	—	440.9
Stock-based compensation activity	1,176,883	—	12.3	—	—	—	12.3
Net earnings	—	—	—	30.5	—	—	30.5
Other comprehensive loss, net of tax	—	—	—	—	(48.8)	—	(48.8)
Balance at December 31, 2016	68,473,561	$0.7	$661.0	$(68.9)	$(157.9)	$—	$434.9
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Operating activities
Net earnings (loss)	$30.5	$(38.8)	$(14.9)
Less: Net loss attributable to noncontrolling interest	—	—	0.1
Net earnings (loss) attributable to Milacron Holdings Corp.	30.5	(38.8)	(14.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	59.9	62.7	71.6
Unrealized (gain) loss on currency translation of intercompany advances	(1.6)	23.3	13.8
Amortization of debt issuance costs	3.8	4.0	4.7
Gain on termination of postretirement plan	—	(1.5)	—
Loss on debt extinguishment	—	8.4	1.8
Trademark impairment	—	2.2	—
Other non-cash asset impairment	1.6	—	—
Non-cash stock-based compensation expense	5.3	20.8	4.8
Deferred income taxes	(8.6)	(5.3)	(0.4)
Changes in assets and liabilities:
Accounts receivable	16.2	(28.3)	(15.8)
Inventories	(16.0)	(8.8)	(36.0)
Prepaid and other current assets	(8.9)	2.0	(4.5)
Accounts payable	12.5	(3.1)	6.3
Advanced billings and deposits	13.9	(17.1)	(2.7)
Other current liabilities	1.8	3.3	8.1
Other noncurrent assets	5.0	0.5	(0.5)
Other noncurrent accrued liabilities	0.8	(1.3)	1.2
Net cash provided by operating activities	116.2	23.0	37.6
Investing activities
Purchases of property and equipment	(57.3)	(52.7)	(41.4)
Proceeds from disposals of property and equipment	0.9	1.6	0.1
Acquisitions, net of cash acquired	—	(22.2)	(53.0)
Net cash used in investing activities	(56.4)	(73.3)	(94.3)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	—	806.3	151.5
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(0.8)	(885.0)	(108.4)
Net (decrease) increase in short-term borrowings (original maturities of 90 days or less)	—	(1.1)	0.4
Purchase of noncontrolling interest	—	—	(1.9)
Dividends paid	—	(144.6)	—
Proceeds from the issuance of common stock	—	294.0	1.8
Initial public offering issuance costs	—	(21.3)	—
Proceeds from exercise of stock options	7.0	0.4	—
Debt issuance costs	—	(7.1)	(2.2)
Net cash provided by financing activities	6.2	41.6	41.2
Effect of exchange rate changes on cash	(3.3)	(5.3)	(3.7)
Increase (decrease) in cash and cash equivalents	62.7	(14.0)	(19.2)
Cash and cash equivalents at beginning of year	67.5	81.5	100.7
Cash and cash equivalents at end of year	$130.2	$67.5	$81.5

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$58.6	$67.4	$71.3
Income taxes, net	$24.6	$23.2	$18.0
Significant non-cash transactions:
Accrued expenditures for property and equipment at December 31,	$5.2	$2.4	$5.9
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2016 and 2015 and for the
Years Ended December 31, 2016, 2015 and 2014
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
Foreign Currency
Assets and liabilities of the Company’s non-U.S. operations, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange during the period. Net exchange gains or losses resulting from such translation are included in accumulated other comprehensive loss, a component of shareholders’ equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement date. Intercompany foreign currency transactions, including intercompany advances, that are not long-term in nature are recorded within (gain) loss on currency translation within the Consolidated Statements of Operations.
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
Inventories are recorded net of reserves for obsolescence of $16.8 million and $10.7 million at December 31, 2016 and 2015, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on age, saleability and market conditions.
Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt and amortizes these costs over the lives of the debt instruments using the effective interest method or the straight-line method based on the terms of the underlying debt instrument. These costs are recorded as debt issuance costs as a direct reduction from the carrying amount of the corresponding debt liability in the accompanying Consolidated Balance Sheets and the related amortization of debt issuance costs is included within interest expense, net within the Consolidated Statements of Operations and amounted to $3.8 million, $4.0 million and $4.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs.
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
Property and equipment consist of the following as of:

	December 31,
	2016	2015
	(in millions)
Land	$28.3	$29.6
Buildings	98.0	73.5
Machinery and equipment	223.5	201.0
	349.8	304.1
Accumulated depreciation	(106.1)	(82.3)
	$243.7	$221.8

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

The Company recorded depreciation expense of $28.6 million, $26.8 million and $27.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company allocates depreciation expense to cost of sales and selling, general and administrative expense as appropriate.
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
The Company performed a quantitative impairment test, Step 1, for all reporting units as of October 1, 2016. The Company’s determination of estimated fair value of each reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies in the reporting unit’s peer group. The market approach requires significant judgment regarding the selection of guideline companies. Under the income approach, value is determined based upon the estimate of future positive cash flows to be derived from ownership. The income approach requires significant judgment including estimates about future cash flows and risk-adjusted discount rates. A combination of the methodologies is used and weighted appropriately for each reporting unit.
The Company also tests its indefinite-lived intangible assets, consisting of trademarks, for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates.
The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2016, 2015 and 2014, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets refer to Note 3.

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
The Company offers volume discounts and rebates to certain customers. Discounts and rebates offered are based on the volume of a particular order or volume of purchases during a given period and are recognized in net sales within the Consolidated Statements of Operations.
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
Advertising Costs
Advertising costs are charged to expense as incurred and include amounts related to participation in trade shows. The Company incurred advertising costs of $5.4 million, $7.5 million and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Warranty Costs
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and these estimates are based on historical warranty claim experience, with subsequent adjustments for ongoing claims exposure. The reserve for estimated warranty costs is included in other current liabilities in the accompanying Consolidated Balance Sheets.
The following table summarizes changes in the Company’s warranty reserves:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Balance at the beginning of year	$8.3	$8.6	$8.5
Warranty expense	13.0	13.2	13.2
Warranty assumed as a result of acquisitions	—	—	0.5
Warranty claims paid	(12.5)	(12.8)	(13.0)
Foreign currency translation adjustments	(0.1)	(0.7)	(0.6)
Balance at the end of year	$8.7	$8.3	$8.6

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
Research and Development
Expenditures for research and development are expensed as incurred and included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company incurred research and development expenses of $21.1 million, $21.8 million and $24.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606, as further amended, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption - retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method as of January 1, 2018. We are evaluating the effect that the adoption will have on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs was not affected by this ASU. The Company elected to early adopt this ASU as of December 31, 2015 on a retrospective basis.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). This ASU requires that deferred tax assets and liabilities be classified as noncurrent instead of separating the deferred taxes into current and noncurrent amounts. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period on either a prospective or retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. The Company elected to early adopt the ASU as of December 31, 2015 on a prospective basis.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for the Company beginning January 1, 2019 with early adoption allowed and practical expedients to measure the effect of adoption also being allowed. The Company is currently evaluating the effect that the adoption will have on the Company's Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017 and early adoption is permitted. The Company is currently evaluating the effect that the adoption will have on the Company's Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 clarifies the classification of certain cash receipts and cash payments within the statement of cash flows to reduce diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company is currently evaluating the effect that the adoption will have on the Company's Consolidated Financial Statements.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Business Combinations (continued)

Significant assumptions related to the valuations of assets and liabilities acquired during 2015 and 2014 include the following:

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

Acquisition related costs were expensed as incurred and included legal fees and advisory services. The Company incurred acquisition related costs of $0.4 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively. These costs are included in other expense, net within the Consolidated Statements of Operations.
3. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the years ended December 31, 2016, 2015 and 2014:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2013	$8.9	$482.4	$46.9	$—	$538.2
Acquisitions	17.2	15.0	—	—	32.2
Foreign currency translation adjustments	—	(21.8)	—	—	(21.8)
Balance at December 31, 2014	26.1	475.6	46.9	—	548.6
Acquisitions	10.9	—	—	—	10.9
Foreign currency translation adjustments	—	(29.4)	—	—	(29.4)
Balance at December 31, 2015	37.0	446.2	46.9	—	530.1
Foreign currency translation adjustments	—	(22.2)	—	—	(22.2)
Balance at December 31, 2016	$37.0	$424.0	$46.9	$—	$507.9
The following table summarizes the Company’s other intangible assets at December 31, 2016:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$41.5	$18.2	$23.3
Technology	112.6	36.3	76.3
Customer relationships	222.7	114.9	107.8
Total intangible assets subject to amortization	376.8	169.4	207.4
Trademarks, not subject to amortization	134.4	—	134.4
Total	$511.2	$169.4	$341.8

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
Consolidated amortization expense related to intangible assets subject to amortization was $31.3 million, $35.9 million and $44.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. In connection with the Company's rebranding initiative and marketing strategy, the Company ceased utilizing certain trademarks within the Advanced Plastic Processing Technologies reportable segment during 2015. The Company concluded this was an indicator of impairment and the Company recognized an impairment charge of $2.2 million during the year ended December 31, 2015, which is included within other expense, net on the Company's Consolidated Statements of Operations. Estimated annual amortization expense for intangible assets subject to amortization over the next five years is as follows: $27.5 million in 2017, $24.7 million in 2018, $20.8 million in 2019, $17.9 million in 2020 and $16.2 million in 2021.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Income Taxes
The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current:
United States	$—	$(0.5)	$(0.3)
State and local	0.4	0.3	0.4
Foreign	22.4	25.9	22.3
Total current	22.8	25.7	22.4
Deferred:
United States	0.5	(4.6)	0.1
State and local	(0.1)	(0.2)	(0.2)
Foreign	(9.0)	(0.5)	(0.3)
Total deferred	(8.6)	(5.3)	(0.4)
Total income tax expense	$14.2	$20.4	$22.0

The following sets forth the amount of earnings (loss) before income taxes:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Earnings (loss) before income taxes:
United States	$(30.7)	$(60.3)	$(38.5)
Rest of the world	75.4	41.9	45.6
	$44.7	$(18.4)	$7.1
The Company’s effective income tax rate differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Income tax (benefit) expense computed at U.S. federal statutory rate	$15.7	$(6.4)	$2.5
Foreign withholding tax	3.9	4.2	7.0
State and local income taxes, net of federal benefit	0.2	0.1	0.2
Foreign tax differential	(9.1)	(1.0)	(3.1)
Change in tax rates	(1.9)	0.3	—
Change in valuation allowances	0.2	15.7	6.6
Uncertain tax positions	0.7	6.5	0.4
Reduction in valuation allowances for business combination	—	(4.0)	—
Dividend elimination, subpart F and special charges	3.1	2.4	8.7
Other permanent differences	1.5	2.4	2.6
Tax credits	(2.1)	(2.3)	(1.7)
Adjust deferred taxes	0.2	(1.4)	(0.5)
Share-based compensation	0.9	3.0	0.3
Other	0.9	0.9	(1.0)
Income tax expense	$14.2	$20.4	$22.0

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

The Company’s effective tax rate can vary significantly from the federal statutory rate primarily due to the level and mix of income among domestic and foreign jurisdictions and the creation and release of valuation allowances. In addition, the 2016 effective tax rate varied from the federal statutory rate due to a benefit of $1.9 million related to a three-year reduced statutory tax rate at one of the Company’s non-U.S. subsidiaries. The reduction in the statutory rate is effective through December 31, 2018 and is expected to be renewed for a successive three-year period, although there can be no guarantees that the tax authority will accept the Company’s application.
Significant components of net deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Net operating loss and other deferred carryforwards	$86.3	$81.3
Tax credit carryforwards	16.7	17.2
Inventories	6.5	6.7
Employee benefits	13.3	14.3
Accrued liabilities and other	6.5	7.7
Total deferred tax assets	129.3	127.2
Less valuation allowances	(77.7)	(70.0)
Deferred tax assets, net of valuation allowances	51.6	57.2
Deferred tax liabilities:
Goodwill and other intangible assets	79.3	88.3
Property and equipment	11.1	11.4
Undistributed non-U.S. earnings	12.8	20.8
Total deferred tax liabilities	103.2	120.5
Net deferred tax liabilities	$(51.6)	$(63.3)
Deferred income taxes reflect the net effects of temporary differences between the carrying values of assets and liabilities and the tax basis of the assets and liabilities. Net deferred tax assets are recorded in other noncurrent assets in the Consolidated Balance Sheets.
At December 31, 2016, the Company had non-U.S. net operating loss carryforwards, principally in The Netherlands, Germany, Italy and Belgium, totaling $142.2 million, $13.5 million of which will expire between 2018 and 2036. The remaining $128.7 million of non-U.S. net operating losses existing at December 31, 2016 have an indefinite carryforward period. In 2016, the Company utilized $16.0 million of prior net operating loss carryforwards from 2015 and earlier to reduce cash taxes by $4.0 million.
At December 31, 2016, the Company had estimated U.S. net operating loss carryforwards totaling $116.0 million, which are scheduled to expire beginning in 2029. As of December 31, 2016, the Company has determined that it has experienced multiple ownership changes under Internal Revenue Code Section 382 in prior years. As of December 31, 2016, the Company has determined that the net operating loss carryforwards are not subject to material limitations.
At December 31, 2016, the Company had tax credit carryovers, principally in the U.S. and Canada, totaling $16.7 million, $7.3 million of which will expire between 2017 and 2036.  The remaining $9.4 million of tax credit carryovers have an unlimited life.
At December 31, 2016, there were $1.1 million of unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting during years when net operating losses were created. Capital in excess of par value will be increased if such deferred tax assets are realized and reduce current tax payable prior to the adoption of ASU 2016-09. Upon adoption of ASU 2016-09, the unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting will be recorded with a corresponding increase to the valuation allowance.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

During the fourth quarter of 2016, as a result of changing the ownership structure of our German subsidiaries, the Company can elect to file a consolidated German tax return. This tax planning strategy, which had not been previously available until the fourth quarter of 2016, provides significant positive evidence for the future utilization of the deferred tax assets of the newly formed consolidated group. As a result, the Company recognized an $8.5 million income tax benefit related to the reversal of valuation allowances previously recorded against the deferred tax assets of one member of the group.
At December 31, 2016, as a result of an updated analysis of future cash needs in the U.S. and opportunities for investment outside the U.S., the Company asserts that all foreign earnings will be indefinitely reinvested with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. The Company will continue to monitor its assertion related to investment of foreign earnings. As of December 31, 2016, the Company has provided $12.8 million of deferred tax liabilities for planned repatriations of foreign earnings. The Company intends to indefinitely reinvest approximately $102.5 million and $83.9 million of foreign earnings at December 31, 2016 and 2015, respectively. It is not practicable to estimate the amount of worldwide tax that might be payable if these earnings were ever remitted due to changes in the mix of earnings by country and changes in the Company’s capital structure over time.
The Company recorded a liability of $3.2 million and $18.1 million for uncertain tax positions as of December 31, 2016 and 2015, respectively, of which, $1.6 million and $1.2 million would impact the effective tax rate, net of valuation allowance, respectively. From a combination of statute expirations and audit settlements in the next twelve months, the Company does not expect a decrease in the amount of unrecognized tax benefits. For the remaining balance as of December 31, 2016, it is reasonably possible there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues and reassessment of existing uncertain tax positions. However, the Company is not able to estimate the impact of these items at this time.
During the third quarter of 2016, an agreement was reached with the tax authority in one of the Company's foreign jurisdictions. Based upon the settlement, the Company concluded that a previously unrecognized tax benefit met the effective settlement criteria within Accounting Standards Codification ("ASC") 740. This settlement resulted in a $15.7 million reduction of the Company's unrecognized tax benefits and corresponding deferred tax assets during the third quarter of 2016; thus, the settlement had no impact on the Company's Consolidated Statements of Operations.
The Company’s policy is to recognize interest and penalties associated with unrecognized tax benefits within income tax expense within the Consolidated Statements of Operations. The Company has not recognized a liability for interest and penalties as of December 31, 2016 and 2015.
The reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Balance as of beginning of year	$18.1	$1.0	$0.6
Additions for tax positions of prior years	—	11.4	0.1
Additions for tax positions of current year	0.8	6.7	0.5
Reductions due to lapse of statutes and settlements	(15.7)	(1.0)	(0.2)
Balance as of the end of year	$3.2	$18.1	$1.0
The following tax years remain subject to examinations by major tax jurisdictions:

Tax Years
Tax Jurisdiction:
United States	2013 - current
Germany	2010 - current
China	2013 - current
Netherlands	2013 - current
Canada	2011 - current
India	2013 - current

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Debt
Debt for the Company consists of the following:

	December 31, 2016			December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
7.75% senior unsecured notes due 2021	$464.4	$7.3	$457.1	$465.0	$9.1	$455.9
Senior secured term loan facility due September 2020	482.0	5.1	476.9	482.0	6.4	475.6
Borrowings under other lines of credit	7.0	—	7.0	7.4	—	7.4
Capital lease obligations and other	0.4	—	0.4	0.8	—	0.8
	953.8	12.4	941.4	955.2	15.5	939.7
Less current portion	(7.3)	—	(7.3)	(7.8)	—	(7.8)
	$946.5	$12.4	$934.1	$947.4	$15.5	$931.9
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

On June 30, 2015, in connection with the Company's completion of its IPO, the Company repaid $248.0 million of the principal amount outstanding under the New Term Loan Facility. As a result of this repayment, the Company recognized a $3.6 million loss on the early extinguishment of debt which is classified within loss on debt extinguishment in the Company's Consolidated Statements of Operations. The Company was in compliance with all applicable covenants as of and for the year ended December 31, 2016 and 2015.
Senior Unsecured Notes
On March 28, 2013, Milacron LLC and Mcron Financial Corp. issued $465.0 million aggregate principal amount of 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes") pursuant to an indenture, dated as of March 28, 2013 (the "2013 Indenture"), among Milacron LLC and Mcron Financial Corp., the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent. The Senior Unsecured Notes mature on February 15, 2021 and interest is payable semi-annually on February 15 and August 15 of each year. The Senior Unsecured Notes are unsecured and were issued in a private transaction that is not subject to the registration requirements of the Securities Act of 1933. The Senior Unsecured Notes are redeemable, in whole or in part, at any time on or after February 15, 2016 on the redemption dates and at the redemption prices set forth in the 2013 Indenture. In addition, the Company may redeem up to 40% of the Senior Unsecured Notes before February 15, 2016 with the net cash proceeds from certain equity offerings. The Company may also redeem some or all of the Senior Unsecured Notes before February 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. In addition, the Company may be required to make an offer to purchase the Senior Unsecured Notes upon the sale of certain assets and upon a change of control.
In March 2016, the Company repurchased approximately $0.6 million of the Company's Senior Unsecured Notes on the open market at a discount to par. The Company was in compliance with all applicable covenants as of and for the years ended December 31, 2016 and 2015.
Senior Secured Notes
On April 30, 2012, the Company issued $275.0 million aggregate principal amount of Senior Secured Notes pursuant to an indenture, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent.
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
Term Loan Facility
On March 28, 2013, Milacron Holdings Corp., Milacron LLC and certain domestic subsidiaries entered into a seven-year $245.0 million Term Loan Facility with JPMorgan Chase Bank, N.A. acting as administrative agent.
On March 31, 2014, the Company exercised its right to request an incremental term increase and borrowed an additional $100.0 million, net of a discount of $0.5 million, under the Term Loan Facility for the principal purpose of funding acquisitions in 2015 as well as redeeming a portion of the Senior Secured Notes. The agreement was also amended to reduce the margin on the interest rate from 3.25% to 3.00% for LIBOR loans and from 2.25% to 2.00% for non-LIBOR loans. No other significant terms of the Term Loan Facility were changed. As a result of the modification, an additional $0.8 million of related costs were deferred and were being amortized over the term of the agreement. On May 14, 2015, the Company repaid in full the $339.1 million principal amount outstanding under the Term Loan Facility.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

The obligations under the ABL Facility are secured, subject to certain exceptions, by substantially all of the assets of the borrowers and the assets of the guarantors under such facility. In addition, the ABL Facility includes certain customary negative covenants that, subject to exceptions, limit the ability of Milacron Holdings Corp. to incur additional indebtedness, pay dividends or certain other distributions on its capital stock, repurchase its capital stock, prepay subordinated indebtedness, incur liens on assets, make certain investments or other restricted payments, engage in transactions with affiliates, sell certain assets, merge or consolidate with or into other companies and alter the business that it conducts.
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
At December 31, 2016, $16.7 million of the ABL Facility was utilized, all of which represent letters of credit, with $77.6 million available under the facility. At December 31, 2015, $14.2 million of the ABL Facility was utilized, all of which represent letters of credit, with $91.8 million available under the facility. The Company is in compliance with all covenants as of and for the years ended December 31, 2016 and 2015.
Other Borrowings
The Company has other lines of credit and capital lease arrangements with various U.S. and non-U.S. banks totaling approximately $23.5 million and $24.3 million at December 31, 2016 and 2015, respectively. These credit facilities support letters of credit, guarantees and leases in addition to providing borrowings under varying terms. At December 31, 2016, $12.0 million was outstanding with $7.4 million representing borrowings and $4.6 million representing letters of credit and bank guarantees. At December 31, 2015, $11.1 million was outstanding with $8.2 million representing borrowings and $2.9 million representing letters of credit and bank guarantees. Approximately $11.5 million and $13.2 million were available to the Company under certain conditions under these lines at December 31, 2016 and 2015, respectively. The weighted-average interest rate on short-term borrowings was 5.14% at December 31, 2016 and 5.18% at December 31, 2015.
Debt Issuance Costs
As a result of the Company’s issuance of the Senior Secured Notes in 2012, $8.9 million of debt issuance costs were capitalized and were being amortized over seven years using the effective interest rate method. Additionally, as a result of the issuance of the Term Loan Facility and the Senior Unsecured Notes in 2013, $21.3 million of debt issuance costs were capitalized and are being amortized using the effective interest rate method. As previously described, the Company recognized a $22.2 million loss on the early extinguishment of debt which is classified within loss on debt extinguishment in the Company's Consolidated Statements of Operations for the year ended December 31, 2015. The loss on debt extinguishment includes a $13.8 million premium paid to redeem the Senior Secured Notes, the write-off of $4.8 million of debt issuance costs and debt discount associated with the Senior Secured Notes and the Term Loan Facility and $3.6 million write-off of debt issuance costs and debt discount associated with the New Term Loan Facility as a result of the repayment of $248.0 million on June 30, 2015. The Company also capitalized an additional $5.2 million of deferred financing costs related to the issuance of the New Term Loan Facility which are being amortized over the term of the loan using the effective interest rate method. Deferred financing costs are netted against long-term debt in the accompanying Consolidated Balance Sheets and the related amortization expense is included in interest expense, net in the accompanying Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

As of December 31, 2016, future minimum payments of the Company’s debt and capital lease arrangements are as follows (in millions):

2017	$0.3
2018	0.1
2019	—
2020	482.0
2021	464.4
At December 31, 2016, based on Level 2 inputs such as quoted market prices, the fair value of the New Term Loan Facility was approximately $486.8 million and the fair value of the Senior Unsecured Notes was approximately $479.5 million. The carrying amount of the Company’s other debt approximates fair value.
6. Employee Benefit Plans
Savings Plans
The Company sponsors a defined contribution plan (the "401(k) Plan") for eligible U.S. employees. The provisions of the 401(k) Plan allow eligible employees to contribute a percentage of their compensation, not to exceed the limits established by federal income tax law and employees are immediately vested in their voluntary contributions. The Company’s contributions to the 401(k) Plan are based on matching a portion of the employee contributions and employees become vested in the Company contributions once they attain one year of credited service.
The Company also maintains defined contribution plans for eligible employees at certain of its foreign subsidiaries. Employees are immediately vested in both their voluntary and company matching contributions.
The Company recorded expense of $3.4 million, $2.7 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Pension Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. Contributions to these plans are expected to approximate benefit payments.
Components of net periodic pension cost included in the accompanying Consolidated Statements of Operations were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Service costs	$0.4	$0.4	$0.4
Interest cost	0.8	0.8	1.2
Expected return on plan assets	(0.3)	(0.3)	(0.3)
Amortization of unrecognized losses	0.2	0.3	—
Pension expense	$1.1	$1.2	$1.3

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Employee Benefit Plans (continued)

The measurement date for all of the Company’s defined benefit pension plans is December 31. The funded status of the plans is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$31.6	$35.3	$32.0
Service cost	0.4	0.4	0.4
Interest cost	0.8	0.8	1.2
Benefits paid	(0.8)	(0.8)	(0.9)
Actuarial loss (gain)	5.3	(1.0)	6.7
Foreign currency translation adjustments	(2.9)	(3.1)	(4.1)
Projected benefit obligation at end of year	$34.4	$31.6	$35.3
Change in plans assets:
Fair value of plan assets at beginning of year	$5.7	$5.6	$5.3
Employer contributions	0.5	0.3	0.3
Actual return on plan assets	1.0	0.2	0.6
Benefits paid	(0.1)	(0.1)	(0.2)
Foreign currency translation adjustments	(1.2)	(0.3)	(0.4)
Fair value of plan assets at end of year	$5.9	$5.7	$5.6
Underfunded status	$28.5	$25.9	$29.7
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2016	2015
	(in millions)
Current accrued pension liabilities	$0.7	$0.7
Noncurrent accrued pension liabilities	27.8	25.2
Accumulated other comprehensive loss	(7.3)	(4.6)
The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2017 is $0.6 million. The accumulated benefit obligation for the defined benefit plans was $33.5 million and $30.6 million at December 31, 2016 and 2015, respectively.
Estimated future benefit payments from the defined benefit plans, including the effects of future service, are as follows (in millions):

2017	$0.8
2018	0.8
2019	0.9
2020	1.0
2021	1.0
2022 – 2026	6.6

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Employee Benefit Plans (continued)

The following table presents the weighted-average actuarial assumptions used to determine pension cost for the Company’s defined benefit plans:

	Year Ended December 31,
	2016	2015	2014
Discount rate	2.71%	2.44%	3.78%
Expected long-term rate of return on plan assets	4.72%	4.54%	5.45%
Rate of expected increase in future compensation levels	3.45%	3.36%	3.34%
The following table presents the weighted-average actuarial assumptions used to determine the projected benefit obligation for the Company’s defined benefit plans:

	December 31,
	2016	2015
Discount rate	1.80%	2.71%
Rate of expected increase in future compensation levels	3.46%	3.24%
Plan assets are held in the United Kingdom plan and in one of the plans in Germany. Plan assets are primarily invested in common/collective trusts which are valued at the net asset value ("NAV") per share or unit multiplied by the number of shares or units held as of the measurement date. The NAV is based on the fair value of the underlying net assets owned by the fund and the NAV’s unit or per share price is quoted on a private market that may not be active. The investment objectives for the plan assets are to generate returns that will enable the plans to meet their future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2016 and 2015.
The following table sets forth by level, within the fair value hierarchy, the plans assets at fair value as of December 31, 2016 and 2015:

	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2016
Investments:
Common/Collective trusts:
Equity	$2.7	$—	$2.7	$—
Corporate and government bonds	2.8	—	2.8	—
Cash equivalents and other	0.4	0.4	—	—
Total investments	$5.9	$0.4	$5.5	$—

December 31, 2015
Investments:
Common/Collective trusts:
Equity	$2.5	$—	$2.5	$—
Corporate and government bonds	2.7	—	2.7	—
Cash equivalents and other	0.5	0.5	—	—
Total investments	$5.7	$0.5	$5.2	$—
Other postretirement plan
The Company sponsored a postretirement medical insurance plan for certain eligible employees. During the year ended December 31, 2015, the Company terminated the plan and recognized a $1.5 million gain which is included within other expense, net on the Company's Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Shareholders’ Equity
At inception, the Company had 48,898,000 authorized shares of common stock and 10,000 authorized shares of preferred stock, each with a par value of $0.01 per share. On March 7, 2013, the number of common shares authorized was increased to 83,977,000. On June 25, 2015, in conjunction with the Company's IPO, the number of preferred shares authorized was increased to 50,000,000 and the number of common shares authorized was increased to 500,000,000. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors. At December 31, 2016 and 2015, the Company has 68,473,561 and 67,296,678 common shares issued and outstanding, respectively, and no preferred shares issued or outstanding for any period.
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
8. Net Earnings (Loss) Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share (EPS) computations:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except share and per share amounts)
Numerator:
Net earnings (loss) applicable to common shareholders	$30.5	$(38.8)	$(14.8)
Denominator:
Denominator for basic EPS—weighted-average common shares	67,504,065	59,925,776	52,189,580
Dilutive effect of stock-based compensation arrangements	2,625,997	—	—
Denominator for diluted EPS—adjusted weighted-average common shares	70,130,062	59,925,776	52,189,580

Basic EPS	$0.45	$(0.65)	$(0.28)
Diluted EPS	$0.43	$(0.65)	$(0.28)

The diluted EPS calculation for the year ended December 31, 2015 excludes the effect of the following outstanding stock-based awards as their effect is anti-dilutive: 6,296,789 stock options, 258,813 shares of restricted stock and 16,125 restricted stock units. The diluted EPS calculation for the year ended December 31, 2014 excludes the effect of 5,262,913 outstanding stock options as their effect is anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive nonforfeitable dividends on the shares covered by the awards.
9. Stock-based Compensation
The Company sponsors an equity incentive plan (the "2012 Plan") which provides for the granting of stock options, stock appreciation rights ("SARs"), restricted stock and other stock-based awards to employees, non-employee directors and Company consultants. The Company has granted both time-based and performance-based stock options and time-based and performance-based SARs under the 2012 Plan. The time-based stock options vest in equal increments over four years in tranches for the awards granted to employees and five years in tranches for awards granted to non-employee directors and were valued using a closed form option-pricing model. The performance-based stock options only vest when specific liquidity events, as defined, occur and were valued using a Monte Carlo simulation. The performance-based stock options also contain a market condition in which the CCMP Capital Advisors, LLC ("CCMP") Stockholders, as defined, must receive a certain multiple of their initial investment in

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

order for the awards to vest. The time-based stock options also contain provisions that accelerate vesting of the awards upon the occurrence of a liquidity event, as defined. The time-based SARs vest in equal increments over four years in tranches and the performance-based SARs only vest when specific liquidity events, as defined, occurs and if the CCMP Stockholders, as defined, receive a certain multiple on their initial investment.
In June 2015, the Company's Board of Directors adopted the 2015 Equity Incentive Plan (the "2015 Plan") which became effective upon the pricing of the Company's IPO. The 2015 Plan allows for the granting of stock options, SARs, restricted stock awards, restricted stock units and other awards convertible into or otherwise based on shares of the Company's common stock. All stock-based awards granted post-IPO are granted under the 2015 Plan.
Stock Options
Stock options, valued using a closed form option-pricing model, granted by the Company under the 2015 Plan vest in equal annual increments over four years.
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
The key assumptions utilized in determining the fair value of the stock options granted during the years ended December 31, 2016, 2015 and 2014 are as follows for the various tranches:

	Time-Based Options
	Year Ended December 31,
	2016	2015	2014
Assumptions:
Expected term (years)	6.25	2.07 - 7.50	2.07 - 7.50
Expected volatility	42.00%	45.00% - 77.00%	47.00% - 77.00%
Risk-free interest rate	1.59%	0.46% - 2.31%	0.46% - 2.31%
Expected dividend yield	—%	—%	—%

Performance-Based Options
Year Ended December 31,
	2016	2015	2014
Assumptions:
Expected term (years)	N/A	2.07 - 4.30	2.07 - 4.30
Expected volatility	N/A	44.00% - 74.00%	44.00% - 74.00%
Risk-free interest rate	N/A	0.29% - 3.09%	0.29% - 3.09%
Expected dividend yield	N/A	—%	—%

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

For the stock option grants made in 2014 and January 2015, the estimated grant date fair value of the Company’s common stock, as determined by the Company’s Board of Directors, which in part relied upon a valuation from a third-party specialist, approximated $9.41, therefore, the strike prices for those grants are $9.41. In connection with the cash dividend of $144.6 million paid to the holders of the Company's common stock in May 2015, as disclosed in Note 7, the Company made an adjustment to the exercise price of all stock options outstanding as of that date in accordance with the stock option agreements’ original terms and conditions related to anti-dilution. The dividend, $2.77 on a per share basis, reduced the exercise price of all outstanding options from $9.41 to $6.64 effective May 15, 2015. For the stock option grants made in conjunction with the Company's IPO, the strike price was set at the opening price of $20.00. For the stock option grants made during the year ended December 31, 2016, the weighted-average strike price was $17.71. Additionally, all awards granted for the years presented expire ten years from the grant date.
The total fair value of the time-based stock options granted is being recognized into compensation expense over the requisite service period. In 2015, based on the trading price of the Company's common stock subsequent to the IPO, the market condition related to the time-based options issued under the 2012 Plan was satisfied which resulted in the vesting of these awards and the Company's recognition of all previously unrecognized stock-based compensation expense associated with these awards. For the years ended December 31, 2016, 2015 and 2014, compensation expense related to time-based options granted under both the 2012 Plan and 2015 Plan was $3.5 million, $10.6 million and $4.8 million, respectively.
No compensation expense was recognized during 2014 for performance-based awards. In 2015, the performance condition was satisfied in conjunction with the Company's IPO and the market condition was satisfied based on the trading price of the Company's common stock subsequent to the IPO which resulted in the Company's recognition of all unrecognized stock-based compensation associated with the performance-based awards. For the year ended December 31, 2015, compensation expense related to the performance-based options was $9.2 million. As all performance-based awards were vested as of December 31, 2015 and no additional performance-based awards were granted during the year ended December 31, 2016, no compensation expense was recognized during 2016 for performance-based awards.
At December 31, 2016, the time-based stock options had unrecognized compensation expense related to nonvested options of $6.0 million which is expected to be recognized over a weighted-average remaining period of 2.5 years. Approximately $2.5 million is expected to be recognized into compensation expense in 2017 related to the time-based awards.
The following tables present combined stock option information under the 2012 Plan and the 2015 Plan as of and for the year ended December 31, 2016:

	Outstanding			Exercisable
Exercise Price	Options	Weighted- Average Remaining Contractual Term (In years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$6.64	3,995,571	6.3	$6.64	3,755,843	$6.64
$16.00 - $20.00	1,171,726	8.6	19.78	267,888	20.00
Total	5,167,297	6.8	$9.62	4,023,731	$7.53

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2015	6,296,789	$9.30
Granted	112,408	17.71
Exercised	(1,048,837)	6.64
Expired	(6,139)	20.00
Forfeited	(186,924)	20.00
Outstanding at December 31, 2016	5,167,297	$9.62	6.8	$48.0
Exercisable at December 31, 2016	4,023,731	$7.53	6.4	$45.0
Options expected to vest	4,979,624	$9.26	6.7	$47.9

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

The Company received cash proceeds from the exercise of stock options of $7.0 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2016 and 2015 was $10.0 million and $0.4 million, respectively.
At December 31, 2016, there were 3,636,954 time-based stock options outstanding and the weighted-average grant-date fair value of time-based stock options granted during the years ended December 31, 2016, 2015 and 2014 was $7.62, $8.88 and $6.32, respectively. At December 31, 2016, there were 1,530,343 performance-based stock options outstanding and the weighted-average grant-date fair value of performance-based stock options granted during the years ended December 31, 2015 and 2014 was $4.46.
Stock Appreciation Rights
Under the 2012 Plan, the Company granted a total of 161,941 time-based SARs and 161,952 performance-based SARs with a strike price of $6.64 per share that will expire ten years from the date of grant and will only be settled in cash. The time-based awards vest in equal increments over four years in tranches and the performance-based awards only vest when specific liquidity events, as defined, occurs and if the CCMP Stockholders, as defined, receive a certain multiple on their initial investment. At December 31, 2016, there were 130,053 time-based SARs and 132,844 performance-based SARs vested and outstanding related to the 2012 Plan with a liability balance of $3.2 million, which is reported in accrued salaries, wages and other compensation in the Company's Consolidated Balance Sheets.
In June 2015, in conjunction with the Company's IPO, the Company granted an additional 136,441 SARs under the 2015 Plan with a strike price of $20.00 per share. These awards will vest in equal increments over four years in tranches, will expire ten years from the date of grant and will only be settled in cash. At December 31, 2016, 136,441 SARs were outstanding with 34,108 vested related to the 2015 Plan and there was no liability associated with these awards. For the years ended December 31, 2016 and 2015, the Company recorded compensation expense of $1.8 million and $1.6 million, respectively, related to SARs granted under both the 2012 Plan and 2015 Plan.
Restricted Stock Awards
In June 2015, in conjunction with the Company's IPO, 266,313 shares of restricted common stock were granted with a fair value of $20.00 per share. In 2016, 180,571 shares of restricted common stock were granted with a weighted-average fair value of $15.86 per share. All shares of restricted common stock vest at the end of three years. At December 31, 2016, there were 366,827 restricted stock awards outstanding and there is unrecognized compensation expense of $3.2 million associated with these awards which is expected to be recognized over a weighted-average period of 1.9 years. For the years ended December 31, 2016 and 2015, the Company recorded compensation expense of $1.4 million and $0.7 million, respectively, and approximately $1.8 million is expected to be recognized into compensation expense in 2017.
Restricted Stock Units
In June 2015, in conjunction with the Company's IPO, 16,125 restricted stock units were granted with a fair value of $20.00 per share and vested two business days after the public disclosure in 2016 of the Company’s financial results for fiscal year 2015. In 2016, 29,274 restricted stock units were granted with a fair value of $14.69 per share and will vest one year from the date of grant.
10. Derivative Financial Instruments
In the normal course of business, including the purchasing of materials and selling of products, the Company is exposed to certain risks related to fluctuations in foreign currency exchange rates. The Company uses foreign currency forward exchange contracts to manage risks from these market fluctuations. The Company currently hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward exchange contracts denominated in these currencies outstanding with notional amounts totaling $7.0 million at December 31, 2016 and $10.3 million at December 31, 2015. As of December 31, 2016, all of the Company’s outstanding instruments mature within the next 6 months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $0.6 million at December 31, 2016 and are included in other current liabilities in the Company's Consolidated Balance Sheets and $0.1 million at December 31, 2015 and are included in prepaid and other current assets in the Company's Consolidated Balance Sheets.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

The following table provides the effect of the Company’s designated cash flow hedges on the Company’s Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
2016
Foreign exchange contract	$0.5	$1.1
2015:
Foreign exchange contract	$(0.5)	$(3.6)
2014:
Foreign exchange contract	$(3.7)	$(3.0)
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in (gain) loss on currency translation or cost of sales within the Company's Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the derivative instruments was immaterial for all periods presented. During the year ended December 31, 2016, the Company recorded a net gain of $1.1 million related to the settlement of forward exchange contracts which were designated as cash flow hedges. During the years ended December 31, 2015 and 2014, the Company recorded net losses of $3.6 million and $3.0 million, respectively, related to the settlement of forward exchange contracts which were designated as cash flow hedges.
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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 were as follows:

	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2016
Foreign currency forward contracts (liability position)	$0.6	$—	$0.6	$—
December 31, 2015
Foreign currency forward contracts (asset position)	$0.1	$—	$0.1	$—
The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the years ended December 31, 2015 and 2014, the Company recognized gains of $0.1 million and $0.6 million, respectively, related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Consolidated Statements of Operations and are classified within (gain) loss on currency translation. The fair value of these derivative instruments not designated as hedges at December 31, 2016 was de minimis.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at December 31, 2013	$3.7	$(1.5)	$(1.8)	$0.4
Other comprehensive loss before reclassifications	(49.1)	(4.1)	(3.7)	(56.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2.4	2.4
Other comprehensive loss	(49.1)	(4.1)	(1.3)	(54.5)
Balance at December 31, 2014	(45.4)	(5.6)	(3.1)	(54.1)
Other comprehensive (loss) income before reclassifications	(59.1)	2.2	(0.4)	(57.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	3.5	2.3
Other comprehensive (loss) income	(59.1)	1.0	3.1	(55.0)
Balance at December 31, 2015	(104.5)	(4.6)	—	(109.1)
Other comprehensive (loss) income before reclassifications	(45.5)	(2.9)	0.5	(47.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(1.1)	(0.9)
Other comprehensive loss	(45.5)	(2.7)	(0.6)	(48.8)
Balance at December 31, 2016	$(150.0)	$(7.3)	$(0.6)	$(157.9)
The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2016, 2015 and 2014:

	Classification	Year Ended December 31,
	of Expense	2016	2015	2014
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.2)	$1.2	$—
Tax benefit	(c)	—	—	—
Adjustment of pension and post-retirement obligations, net of tax		(0.2)	1.2	—
Derivative financial instruments:
Gain (loss) on derivative financial instruments	(b)	1.1	(3.6)	(3.0)
Tax benefit	(c)	—	0.1	0.6
Gain (loss) on derivative financial instruments, net of tax		1.1	(3.5)	(2.4)
Total reclassifications from accumulated other comprehensive income (loss)		$0.9	$(2.3)	$(2.4)

(a)	Amount is included in the calculation of pension cost within cost of sales and selling, general and administrative expense in the Company's Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and (gain) loss on currency translation in the Company's Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Company's Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring Reserves
2016 Actions
On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic. The Company expects to incur severance and other related costs of approximately $13.0 million to $15.0 million. Substantially all of these costs will result in future cash expenditures and are expected to be substantially complete by the end of 2017. As the employees are required to render service in order to receive the termination benefits, the associated liability will be recognized ratably over the future service period. During the year ended December 31, 2016, the Company recognized $3.3 million of expense and these amounts are included within other expense, net in the Company's Consolidated Statements of Operations. The total remaining liability related to this plan was $2.6 million as of December 31, 2016.
2015 Actions
The Company recorded severance expense of $6.6 million for the year ended December 31, 2015 related to the Company's organizational redesign initiatives in Europe including the consolidation of certain manufacturing operations to the Czech Republic. These amounts are included within other expense, net in the Company's Consolidated Statements of Operations. The total remaining liability under these severance-related actions, which is included within other current liabilities in the Company's Consolidated Balance Sheets, was $0.3 million as of December 31, 2016 compared to $1.9 million as of December 31, 2015.
In connection with the Company's organizational redesign initiatives in Europe, the Company has committed to a plan to sell two separate facilities, one located in Mechelen, Belgium and one located in Magenta, Italy. As of December 31, 2016, the Mechelen, Belgium facility met the held-for-sale criteria set forth in U.S. GAAP, resulting in the classification of $3.2 million of property and equipment as held-for-sale and is classified within prepaid and other current assets in the Consolidated Balance Sheets. During the fourth quarter of 2016, the Company determined the Magenta, Italy facility no longer met the held-for-sale criteria as it was no longer probable it would be sold within one year which resulted in $5.5 million being reclassified to property and equipment. The Mechelen, Belgium facility is reported within the Melt Delivery and Control Systems segment and the Magenta, Italy facility is reported within the Advanced Plastic Processing Technologies segment.
13. Related-Party Transaction
The Company executed an advisory services and monitoring agreement with CCMP on April 30, 2012 that provides a quarterly advisory fee to CCMP. The Company incurred $0.3 million and $0.5 million of expense for the years ended December 31, 2015 and 2014, respectively, related to the advisory services and monitoring agreement and these costs are included within selling, general and administrative expenses within the Company's Consolidated Statements of Operations. In connection with the Company's IPO, the advisory services and monitoring agreement between the Company and CCMP was terminated.
14. Commitments and Contingencies
The Company is obligated under various non-cancelable operating leases for equipment and facilities, some of which contain renewal options. At December 31, 2016, future minimum lease commitments under non-cancelable operating leases were approximately $21.6 million with required payments of $8.8 million in 2017, $5.7 million in 2018, $3.5 million in 2019, $1.9 million in 2020, $0.9 million in 2021, and $0.8 million thereafter. The Company recorded $12.1 million, $11.0 million and $11.8 million of rent expense for the years ended December 31, 2016, 2015 and 2014, respectively.
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

15. Business Segment Information

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Advanced Plastic Processing Technologies segment is a global leader in the manufacture, distribution and service of equipment and products used in the plastic technology and processing industry, including injection molding, blow molding and extrusion applications with its principal operations located in the U.S., Germany, Italy, Czech Republic and India. The segment also sells specialty and peripheral equipment for plastic processing as well as replacement parts for machinery products. The Melt Delivery and Control Systems segment, which has major operations in the U.S., Canada, Germany and China, is a global leader in the manufacture of plastic delivery and precision control systems which are recurring, consumable sales for injection molding applications. The Melt Delivery and Control Systems segment sells highly engineered, technically advanced hot runner systems, process control systems, mold bases, mold components, aftermarket parts and related technologies and services for injection molding, as well as MRO supplies for plastic processing operations. The Fluid Technologies segment has major blending facilities in the U.S., The Netherlands and South Korea and is a leading manufacturer of premium coolants, lubricants, process cleaners and corrosion inhibitors that are used in a variety of metalworking industries. Effective January 1, 2016, the Advance Plastic Processing Technologies segment includes our MPET product line that had previously been reported in the Melt Delivery and Control Systems segment. This reclassification more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change. For the years ended December 31, 2015 and 2014, the MPET product line had revenue of $6.8 million and $8.3 million and operating losses of $1.2 million and $2.5 million, respectively.
The following table summarizes total assets by segment:

	December 31, 2016	December 31, 2015
	(in millions)
Advanced Plastic Processing Technologies	$503.0	$501.1
Melt Delivery and Control Systems	1,003.8	1,029.3
Fluid Technologies	141.6	141.7
Corporate	73.6	24.2
Total assets	$1,722.0	$1,696.3
The following table summarizes long-lived assets by segment:

	December 31, 2016	December 31, 2015
	(in millions)
Advanced Plastic Processing Technologies	$121.4	$110.0
Melt Delivery and Control Systems	101.0	90.3
Fluid Technologies	15.2	15.4
Corporate	6.1	6.1
Total long-lived assets	$243.7	$221.8

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Business Segment Information (continued)

The following tables summarize segment information:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$663.9	$680.8	$684.1
Melt Delivery and Control Systems	389.9	383.5	398.4
Fluid Technologies	112.9	115.2	128.8
Total net sales to external customers	$1,166.7	$1,179.5	$1,211.3

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$34.9	$55.3	$49.4
Melt Delivery and Control Systems	91.4	52.1	59.7
Fluid Technologies	17.4	12.9	13.5
Corporate	(38.1)	(48.5)	(37.5)
Total operating earnings	$105.6	$71.8	$85.1
Capital expenditures:
Advanced Plastic Processing Technologies	$30.4	$29.4	$22.9
Melt Delivery and Control Systems	24.4	19.5	15.8
Fluid Technologies	1.8	1.2	1.8
Corporate	0.7	2.6	0.9
Total capital expenditures	$57.3	$52.7	$41.4
Depreciation and amortization:
Advanced Plastic Processing Technologies	$20.3	$19.9	$22.6
Melt Delivery and Control Systems	33.2	35.7	39.9
Fluid Technologies	5.5	6.7	8.9
Corporate	0.9	0.4	0.2
Total depreciation and amortization	$59.9	$62.7	$71.6
The following tables summarize net sales to external customers and long-lived assets by geographic region:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net sales to external customers:
United States	$546.1	$576.0	$541.6
Rest of World	620.6	603.5	669.7
Total net sales to external customers	$1,166.7	$1,179.5	$1,211.3

	December 31, 2016	December 31, 2015
	(in millions)
Long-lived assets:
United States	$80.3	$78.3
Rest of World	163.4	143.5
Total long-lived assets	$243.7	$221.8

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Summarized Quarterly Financial Information (Unaudited)
Earnings per share for each quarter and year are calculated individually and may not sum to the total for the year.

	2016 Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Net sales	$277.3	$308.1	$292.2	$289.1	$1,166.7
Manufacturing margins	$96.1	$107.3	$99.7	$92.7	$395.8
Operating earnings	$32.0	$35.7	$29.1	$8.8	$105.6
Net earnings attributable to Milacron Holdings Corp.	$9.8	$12.9	$6.7	$1.1	$30.5
Basic EPS	$0.15	$0.19	$0.10	$0.02	$0.45
Diluted EPS	$0.14	$0.18	$0.10	$0.02	$0.43

	2015 Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Net sales	$279.2	$301.3	$292.7	$306.3	$1,179.5
Manufacturing margins	$97.9	$104.2	$101.3	$100.5	$403.9
Operating earnings	$7.4	$19.6	$11.0	$33.8	$71.8
Net (loss) earnings attributable to Milacron Holdings Corp.	$(15.9)	$(27.2)	$(11.2)	$15.5	$(38.8)
Basic EPS	$(0.30)	$(0.51)	$(0.17)	$0.23	$(0.65)
Diluted EPS	$(0.30)	$(0.51)	$(0.17)	$0.22	$(0.65)

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Subsequent Events
On February 15, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into a new $947.0 million senior secured term loan facility with a maturity date of September 28, 2023 ("2017 Term Loan Facility") pursuant to an amendment of the Company's existing New Term Loan Facility. The net proceeds from the 2017 Term Loan Facility, together with cash on-hand, were used to redeem in full $464.4 million aggregate principal amount outstanding of our Senior Unsecured Notes, repay in full $482.0 million aggregate principal amount outstanding under our existing New Term Loan Facility and pay fees and expenses associated with these transactions. The 2017 Term Loan Facility was priced at 99.625% of the principal amount and bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00.
On February 16, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into interest rate swap transactions effective February 2018 to February 2022 with a notional amount of $400.0 million. The interest rate swaps are intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt outstanding under the 2017 Term Loan Facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swaps provide for the Company to pay a fixed rate of 2.062% per annum on such portion of the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetically fixed rate of 2.062% plus the loan spread for the term and debt hedged.

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

Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements are prevented or detected timely.

Management, including our CEO and CFO, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 . In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016 .

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Milacron Holdings Corp.

We have audited Milacron Holdings Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Milacron Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Milacron Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Milacron Holdings Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 28, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Company's 2017 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Company's 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information required by this item will be included in the Company's 2017 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Company's 2017 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the Company's 2017 Proxy Statement and is incorporated herein by reference.

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
Schedule II: Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Obligations	Deductions	Balance at End of Period
	(in millions)
Valuation allowance for deferred tax assets:
Year Ended December 31, 2016	$70.0	$20.6	$—	$(12.9)	$77.7
Year Ended December 31, 2015	65.3	18.8	—	(14.1)	70.0
Year Ended December 31, 2014	63.6	13.4	—	(11.7)	65.3
(a)(3) Exhibit Index
The following is an index of the exhibits included in this report:

Exhibit Number:

3.1	Second Amended and Restated Certificate of Incorporation of Milacron Holdings Corp. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on June 30, 2015).
3.2	Amended and Restated By Laws of Milacron Holdings Corp. (Incorporated by reference from Exhibit 3.2 to Form 8-K filed on June 30, 2015).
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

10.2
Amendment Agreement, dated as of May 14, 2015, by and among Milacron Holdings Corp., Milacron LLC, Mold-Masters (2007) Limited, the U.S. and German subsidiaries of Milacron Holdings Corp., Milacron Canada Corp. and Bank of America, N.A. as administrative agent for the lenders and as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.2 to Form S-1/A filed on May 29, 2015).

10.3
Security Agreement, dated as of May 14, 2015, by and among Milacron Holdings Corp., Milacron LLC, the other grantors party thereto and JP Morgan Chase Bank, N.A., as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.3 to Form S-1/A filed on May 29, 2015).

10.4#	Milacron Holdings Corp. Amended and Restated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.5 to Form S-1 filed on April 3, 2015).
10.5#	Milacron Holdings Corp. 2015 Equity Incentive Plan (Incorporated by reference from Exhibit 10.5 to Form S-1/A filed on May 29, 2015).
10.6#	Milacron Holdings Corp. Annual Bonus Plan (Incorporated by reference from Exhibit 10.3 to Form 8-K filed on June 30, 2015).
10.7#	Employment Agreement between Milacron Holdings Corp. and Thomas Goeke (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed on June 11, 2015).
10.8#	Employment Agreement, dated as of April 25, 2014, between Milacron Intermediate Holdings Inc. and John Gallagher III (Incorporated by reference from Exhibit 10.8 to Form S-1/A filed on June 11, 2015).
10.9#	Employment Agreement, dated as of March 20, 2013, between Milacron UK Limited and Ron Krisanda (Incorporated by reference from Exhibit 10.9 to Form S-1/A filed on June 11, 2015).
10.10#	Offer Letter to Bruce Chalmers, dated October 30, 2013 (Incorporated by reference from Exhibit 10.10 to Form S-1/A filed on June 11, 2015).
10.11#	Severance Agreement, dated as of June 5, 2015, between Milacron Holdings Corp. and Bruce Chalmers (Incorporated by reference from Exhibit 10.11 to Form S-1/A filed on June 11, 2015).
10.12#
Amended and Restated Employment Agreement, dated as of April 30, 2012, between Milacron Intermediate Holdings Inc. and John Francy (Incorporated by reference from Exhibit 10.12 to Form S-1/A filed on June 11, 2015).

10.13#	Separation Agreement, dated as of December 11, 2014, between Milacron Intermediate Holdings Inc. and John Francy (Incorporated by reference from Exhibit 10.13 to Form S-1/A filed on June 11, 2015).
10.14	Form of Milacron Holdings Corp. Indemnification Agreement for James Ridout (Incorporated by reference from Exhibit 10.14 to Form S-1/A filed on June 15, 2015).
10.15#	Amended and Restated Chairman Services Agreement between Milacron Holdings Corp. and Ira Boots (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 30, 2015).
10.16#	Form of Director Restricted Stock Award Agreement (Incorporated by reference from Exhibit 10.16 to Form S-1/A filed on June 11, 2015).
10.17#	Form of Restricted Stock Award Agreement (Incorporated by reference from Exhibit 10.17 to Form S-1/A filed on June 11, 2015).
10.18#	Form of Stock Option Award Agreement (Incorporated by reference from Exhibit 10.18 to Form S-1/A filed on June 11, 2015).
10.19	Form of Milacron Holdings Corp. Indemnification Agreement for Mark McFadden and Timothy Walsh (Incorporated by reference from Exhibit 10.19 to Form S-1/A filed on June 15, 2015).
10.20	Form of Milacron Holdings Corp. Amended and Restated Indemnification Agreement for Greg Brenneman (Incorporated by reference from Exhibit 10.20 to Form S-1/A filed on June 15, 2015).
10.21
Form of Milacron Holdings Corp. Indemnification Agreement for Jim Gentilcore, Jim Kratochvil, Waters Davis, Ron Krisanda and Bruce Chalmers (Incorporated by reference from Exhibit 10.21 to Form S-1/A filed on June 15, 2015).

10.22
Form of Milacron Holdings Corp. Amended and Restated Indemnification Agreement for Ira Boots, John Gallagher and Tom Goeke (Incorporated by reference from Exhibit 10.19 to Form S-1/A filed on June 15, 2015).

10.23#	Amended and Restated Employment Agreement between Milacron Holdings Corp. and Thomas Goeke (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 30, 2015).
10.24
Works Agreement on Balance of Interest and Social Plan, dated September 30, 2016, by and between Ferromatik Milacron GmbH and Betriebsrat der Ferromatik Milacron GmbH (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 3, 2016).

10.25
Agreement of Purchase and Sale, dated October 6, 2016, by and between Mold-Masters (2007) Limited and 662073 Ontario Limited (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 3, 2016).

10.26
Amendment No. 1 to Term Loan Agreement, dated as of February 15, 2017 by and among Milacron Holdings Corp., Milacron LLC, the subsidiaries of the borrower from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 21, 2017).

10.27
Intellectual Property Security Agreement Supplement (Trademark), dated as of February 15, 2017 by and among Milacron LLC and JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on February 21, 2017).

10.28
Intellectual Property Security Agreement Supplement (Patent), dated as of February 15, 2017 by and among Milacron Marketing Company LLC and JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.3 to Form 8-K filed on February 21, 2017).

10.29
Intellectual Property Security Agreement Supplement (Patent), dated as of February 15, 2017 by and among Milacron LLC and JPMorgan Chase Bank, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.4 to Form 8-K filed on February 21, 2017).

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
101.0
The following materials from Milacron Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

#	Indicates management contract or compensatory plan or arrangement.

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

Milacron Holdings Corp.
(Registrant)

Date: February 28, 2017	By:	/s/ BRUCE CHALMERS
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2017.

Signatures	Capacity

/s/ Thomas Goeke	Chief Executive Officer and Director
Thomas Goeke	(Principal Executive Officer)

/s/ Bruce Chalmers	Chief Financial Officer
Bruce Chalmers	(Principal Financial and Accounting Officer)

/s/ Ira Boots	Director
Ira Boots

/s/ Greg Brenneman	Director
Greg Brenneman

/s/ Timothy Walsh	Director
Timothy Walsh

/s/ Mark McFadden	Director
Mark McFadden

/s/ Jim Gentilcore	Director
Jim Gentilcore

/s/ Waters Davis	Director
Waters Davis

/s/ Jim Kratochvil	Director
Jim Kratochvil

/s/ James Ridout	Director
James Ridout