Form 10-Q
period 2017-03-31
Milacron Holdings Corp.
filed 2017-05-03
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒ No     ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☒ No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”. “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At March 31, 2017, there were 69,089,665 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2017

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including the risk factors discussed in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission ("SEC") on February 28, 2017. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017
	(Unaudited)	December 31, 2016
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$87.9	$130.2
Accounts receivable, net	188.6	182.3
Inventories, net:
Raw materials	85.2	81.3
Work-in-process	64.2	52.6
Finished products	119.8	115.6
Total inventories, net	269.2	249.5
Prepaid and other current assets	44.9	46.3
Total current assets	590.6	608.3
Property and equipment, net	249.8	243.7
Goodwill	514.3	507.9
Intangible assets, net	339.4	341.8
Other noncurrent assets	20.1	20.3
Total assets	$1,714.2	$1,722.0
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$7.0	$7.0
Long-term debt and capital lease obligations due within one year	9.5	0.3
Accounts payable	95.5	92.5
Advanced billings and deposits	62.9	52.7
Accrued salaries, wages and other compensation	22.5	26.7
Accrued interest	0.4	13.9
Other current liabilities	59.4	59.7
Total current liabilities	257.2	252.8
Long-term debt and capital lease obligations	922.8	934.1
Deferred income tax liabilities	65.8	64.4
Accrued pension liabilities	28.8	27.8
Other noncurrent accrued liabilities	8.6	8.0
Total liabilities	1,283.2	1,287.1
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 69,089,665 and 68,473,561
issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	0.7	0.7
Capital in excess of par value	665.6	661.0
Retained deficit	(96.2)	(68.9)
Accumulated other comprehensive loss	(139.1)	(157.9)
Total shareholders’ equity	431.0	434.9
Total liabilities and shareholders’ equity	$1,714.2	$1,722.0
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in millions, except per share data)

Net sales	$285.4	$277.3
Cost of sales	191.6	181.2
Manufacturing margins	93.8	96.1
Operating expenses:
Selling, general and administrative expenses	64.6	62.8
Amortization expense	7.0	7.7
Gain on currency translation	(1.3)	(6.8)
Other expense, net	3.8	0.4
Total operating expenses	74.1	64.1
Operating earnings	19.7	32.0
Interest expense, net	12.4	15.3
Loss on debt extinguishment	25.2	—
(Loss) earnings before income taxes	(17.9)	16.7
Income tax expense	6.7	6.9
Net (loss) earnings	$(24.6)	$9.8
(Loss) earnings per share:
Basic	$(0.36)	$0.15
Diluted	$(0.36)	$0.14
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net (loss) earnings	$(24.6)	$9.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18.8	10.0
Unrecognized post-retirement plan loss	(0.1)	(0.1)
Unrealized gain on hedging activities	0.1	0.6
Total other comprehensive income, net of tax	18.8	10.5
Comprehensive (loss) income	$(5.8)	$20.3
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating activities
Net (loss) earnings	$(24.6)	$9.8
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	14.5	14.8
Unrealized gain on currency translation of intercompany advances	(1.9)	(7.0)
Amortization of deferred financing costs	0.7	0.9
Loss on debt extinguishment	25.2	—
Non-cash stock-based compensation expense	1.9	1.1
Deferred income taxes	0.8	(0.5)
Changes in assets and liabilities:
Accounts receivable	(2.6)	17.3
Inventories	(15.6)	(11.2)
Prepaid and other current assets	(2.6)	(4.1)
Accounts payable	5.4	0.7
Advanced billings and deposits	9.4	9.4
Other current liabilities	(21.1)	(7.8)
Other noncurrent assets	1.1	0.2
Other noncurrent accrued liabilities	0.7	0.3
Net cash (used in) provided by operating activities	(8.7)	23.9
Investing activities
Purchases of property and equipment	(12.7)	(8.0)
Proceeds from disposals of property and equipment	3.5	0.6
Net cash used in investing activities	(9.2)	(7.4)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	983.5	—
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(985.3)	(0.7)
Net (decrease) increase in short-term borrowings (original maturities of 90 days or less)	(0.1)	0.3
Debt extinguishment costs	(18.0)	—
Proceeds from exercise of stock options	1.9	2.2
Debt issuance costs	(9.4)	—
Net cash (used in) provided by financing activities	(27.4)	1.8
Effect of exchange rate changes on cash	3.0	1.6
(Decrease) increase in cash and cash equivalents	(42.3)	19.9
Cash and cash equivalents at beginning of period	130.2	67.5
Cash and cash equivalents at end of period	$87.9	$87.4
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2017 and December 31, 2016 and for the
Three Months Ended March 31, 2017 and 2016
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
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The interim period results are not necessarily indicative of the results to be expected for the full year. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for the Company beginning January 1, 2017 and the impact of the Company's adoption in the three months ended March 31, 2017 resulted in the following:

•
The Company recorded $1.1 million of previously unrecognized deferred tax assets that arose from tax deductions for share-based compensation in excess of compensation expense recognized for financial reporting during years when net operating losses were created. A corresponding increase in the valuation allowance was also recorded and, as a result, there was no impact to the Company's Condensed Consolidated Statements of Operations.

•
The Company elected to change its policy on accounting for forfeitures and now will account for forfeitures as they occur. This policy election resulted in a cumulative-effect adjustment to retained earnings of $0.8 million as of January 1, 2017.

•
The Company will no longer reclassify any excess tax benefits from operating activities to financing activities in the statement of cash flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three months ended March 31, 2017. This did not have an impact on our computation of diluted weighted-average common shares outstanding.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 clarifies the classification of certain cash receipts and cash payments within the statement of cash flows to reduce diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company elected to early adopt ASU 2016-15 during the three months ended March 31, 2017 which is required to be adopted retrospectively. As a result, the Company has classified debt extinguishment costs paid during the three months ended March 31, 2017 as a financing activity within the Company's Condensed Consolidated Statements of Cash Flows and there was no impact on any prior periods presented.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory ("ASU 2016-16"). Prior to the adoption of ASU 2016-16, the tax effects of intra-entity transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. ASU 2016-16 eliminates this deferral for all intra-entity sales of assets other than inventory. ASU 2016-16 is effective for the Company beginning January 1, 2018 with early adoption permitted and the Company elected to early adopt ASU 2016-16 during the three months ended March 31, 2017. As a result, the Company recorded a cumulative-effect adjustment to retained earnings of approximately $1.9 million with a corresponding reduction in prepaid tax assets as of January 1, 2017.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606, as further amended, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption - retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company continues to progress through the evaluation of the impact of the new standard. At this time the Company has not identified any impacts to its consolidated financial statements that the Company believes will be material in the year of adoption. The Company is still evaluating the impact to certain revenue streams within the Advanced Plastics Processing Technologies and Melt Delivery and Control Systems segments. Based on the current estimated impact to the Company's Condensed Consolidated Financial Statements, the Company plans to adopt the new guidance under the modified retrospective approach.
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
2. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the three months ended March 31, 2017:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2016	$37.0	$424.0	$46.9	$—	$507.9
Foreign currency translation adjustments	—	6.4	—	—	6.4
Balance at March 31, 2017	$37.0	$430.4	$46.9	$—	$514.3
The following table summarizes the Company’s other intangible assets at March 31, 2017:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$41.9	$19.2	$22.7
Technology	114.3	39.2	75.1
Customer relationships	225.2	119.7	105.5
Total intangible assets subject to amortization	381.4	178.1	203.3
Trademarks, not subject to amortization	136.1	—	136.1
Total	$517.5	$178.1	$339.4

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
Consolidated amortization expense related to intangible assets subject to amortization was $7.0 million and $7.7 million for the three months ended March 31, 2017 and 2016, respectively.
3. Income Taxes
An estimated annual effective tax rate is used to determine the quarterly provision for income taxes. The effective rate is based on various factors including expected annual income, statutory tax rates, tax planning opportunities in the various jurisdictions in which the Company operates, permanent items, valuation allowances against deferred tax assets and the ability to utilize tax credits and net operating loss carryforwards. Subsequent recognition, derecognition and measurement of tax positions are separately recognized in the quarter in which the underlying transaction or event occurs which causes variability in the effective tax rates from quarter to quarter.
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
4. Debt
Debt for the Company consists of the following:

	March 31, 2017			December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
Senior secured term loan facility due September 2023	$944.6	$12.6	$932.0	$—	$—	$—
7.75% senior unsecured notes due 2021	—	—	—	464.4	7.3	457.1
Senior secured term loan facility due September 2020	—	—	—	482.0	5.1	476.9
Borrowings under other lines of credit	7.0	—	7.0	7.0	—	7.0
Capital lease obligations and other	0.3	—	0.3	0.4	—	0.4
	951.9	12.6	939.3	953.8	12.4	941.4
Less current portion	(16.5)	—	(16.5)	(7.3)	—	(7.3)
	$935.4	$12.6	$922.8	$946.5	$12.4	$934.1

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Debt (continued)

On February 15, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into a new $947.0 million senior secured term loan facility with a maturity date of September 28, 2023 ("2017 Term Loan Facility") pursuant to an amendment of the Company's $730.0 million senior secured term loan facility due September 2020 (the "New Term Loan Facility"). The net proceeds from the 2017 Term Loan Facility, together with cash on-hand, were used to redeem in full $464.4 million aggregate principal amount outstanding of the Company's 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes"), repay in full $482.0 million aggregate principal amount outstanding under the Company's New Term Loan Facility and pay fees and expenses associated with these transactions. The 2017 Term Loan Facility was priced at 99.625% of the principal amount and bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00.
In connection with these transactions, the Company recognized a $25.2 million loss on the early extinguishment of debt. The loss on debt extinguishment includes a $18.0 million premium paid to redeem the Senior Unsecured Notes and the write-off of $7.2 million of deferred financing costs and debt discount associated with the Senior Unsecured Notes and the New Term Loan Facility. The Company also capitalized an additional $4.6 million of deferred financing costs related to the issuance of the 2017 Term Loan Facility which are being amortized over the term of the loan using the effective interest rate method.
5. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. Net periodic pension expense was $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Net periodic pension expense is included in cost of sales and selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.
6. Net (Loss) Earnings Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net (loss) earnings per share ("EPS") computations:

	Three Months Ended March 31,
	2017	2016
	(in millions, except common share and per common share amounts)
Numerator:
Net (loss) earnings	$(24.6)	$9.8
Denominator:
Denominator for basic EPS–weighted-average common shares	68,260,015	67,179,348
Dilutive effect of stock-based compensation arrangements	—	2,496,120
Denominator for diluted EPS–adjusted weighted-average common shares	68,260,015	69,675,468

Basic EPS	$(0.36)	$0.15
Diluted EPS	$(0.36)	$0.14
The diluted EPS calculation for the three months ended March 31, 2017 excludes the effect of 674,023 shares of restricted stock, 194,733 restricted stock units, 83,130 performance stock units and 5,302,342 outstanding stock options as their effect is anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive nonforfeitable dividends on the shares covered by the awards.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Stock-based Compensation
On March 1, 2017, the Company granted 453,532 stock options, 83,130 performance stock units, 310,946 restricted stock awards and 195,779 restricted stock units under the 2015 Equity Incentive Plan. The stock options, valued using a closed form option pricing model, vest in equal annual increments over four years. The performance stock units contain a three-year performance period with a performance target based on return on invested capital and possible payouts ranging from 50% to 200% of the target awards. The restricted stock awards and restricted stock units vest in equal annual increments over three years.
8. Derivative Financial Instruments
In the normal course of business, including the purchasing of materials and selling of products, the Company is exposed to certain risks related to fluctuations in foreign currency exchange rates. The Company uses foreign currency forward contracts to manage risks from these market fluctuations. The Company is also exposed to certain risks related to fluctuations in interest rates and uses interest rate swaps to manage risk from these market fluctuations. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and monitors the credit ratings of these institutions.
Foreign Currency Forward Contracts
The Company currently hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $4.0 million at March 31, 2017 and $7.0 million at December 31, 2016. As of March 31, 2017, all of the Company’s outstanding instruments mature within the next eight months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was de minimus at March 31, 2017 and $0.6 million at December 31, 2016 which is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.
The following table provides the effect of the Company’s foreign currency forward contracts designated as cash flow hedges on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three Months Ended March 31, 2017
Foreign exchange contracts	$0.1	$—
Three Months Ended March 31, 2016
Foreign exchange contracts	$0.5	$(0.1)
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in gain on currency translation or cost of sales within the Company's Condensed Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the derivative instruments was immaterial for all periods presented. During the three months ended March 31, 2016, the Company recorded a net loss of $0.1 million, respectively, related to the settlement of forward contracts which were designated as cash flow hedges.
The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the three months ended March 31, 2017, the Company recognized a gain of $0.1 million related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Condensed Consolidated Statements of Operations and are classified within gain on currency translation. The fair value of these derivative instruments not designated as hedges at March 31, 2017 was an asset of $0.1 million.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Derivative Financial Instruments (continued)

Interest Rate Swap Agreements
The Company is exposed to changes in interest rates on its variable rate debt. In order to manage this risk, on February 16, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into two interest rate swap transactions effective for a four-year period beginning January 31, 2018 with a total notional amount of $400.0 million. The interest rate swaps are intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt outstanding under the 2017 Term Loan Facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swaps provide for the Company to pay a fixed rate of 2.062% per annum on such portion of the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetically fixed rate of 2.062% plus the loan spread for the term and debt hedged.
The Company designated these interest rate swaps as cash flow hedges of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swaps will offset losses and gains on the transactions being hedged. The fair value of the interest rate swaps is calculated by taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. The effective portion of changes in the fair value of the interest rate swaps is reflected as a component of accumulated other comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedge item, if any (i.e. the ineffective portion), is recognized as interest expense, net during the current period. During the three months ended March 31, 2017, the Company recorded $0.1 million of hedge ineffectiveness in earnings.
Fair Value Measurements
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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 were as follows:

	Balance Sheet Location	Total	Level 1	Level 2	Level 3
		(in millions)
March 31, 2017
Interest rate swap agreements (asset position)	Other noncurrent assets	$0.3	$—	$0.3	$—
Interest rate swap agreements (liability position)	Other current liabilities	$0.4	$—	$0.4	$—
December 31, 2016
Foreign currency forward contracts (liability position)	Other current liabilities	$0.6	$—	$0.6	$—

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at December 31, 2015	$(104.5)	$(4.6)	$—	$(109.1)
Other comprehensive income (loss) before reclassifications	10.0	(0.1)	0.5	10.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.1	0.1
Other comprehensive income (loss)	10.0	(0.1)	0.6	10.5
Balance at March 31, 2016	$(94.5)	$(4.7)	$0.6	$(98.6)

Balance at December 31, 2016	$(150.0)	$(7.3)	$(0.6)	$(157.9)
Other comprehensive income (loss) before reclassifications	18.8	(0.3)	0.1	18.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	—	0.2
Other comprehensive income (loss)	18.8	(0.1)	0.1	18.8
Balance at March 31, 2017	$(131.2)	$(7.4)	$(0.5)	$(139.1)
The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2017 and 2016:

	Classification	Three Months Ended March 31,
	of Expense	2017	2016
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.2)	$—
Tax benefit	(c)	—	—
Adjustment of pension and post-retirement obligations, net of tax		(0.2)	—
Derivative financial instruments:
Gain (loss) on derivative financial instruments	(b)	—	(0.1)
Tax benefit	(c)	—	—
Gain (loss) on derivative financial instruments, net of tax		—	(0.1)
Total reclassifications from accumulated other comprehensive income (loss)		$(0.2)	$(0.1)

(a)	Amount is included in the calculation of pension cost within cost of sales and selling, general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and gain on currency translation in the Company's Condensed Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Company's Condensed Consolidated Statements of Operations.

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
The following table summarizes changes in the Company’s warranty reserves for the periods indicated. Accrued warranty reserves are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Balance at beginning of period	$8.7	$8.3
Warranty expense	4.0	2.8
Warranty claims paid	(4.9)	(2.9)
Foreign currency translation adjustments	0.2	0.2
Balance at end of period	$8.0	$8.4
11. Restructuring Reserves

On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic. During the three months ended March 31, 2017, the Company recorded severance expense of $2.6 million related to this restructuring plan which is included within other expense, net in the Company's Condensed Consolidated Statements of Operations. Substantially all of these costs will result in future cash expenditures and are expected to be substantially complete by the third quarter of 2018. As the employees are required to render service in order to receive the termination benefits, the associated liability and expense are being recognized ratably over the future service period. The total remaining liability related to this plan was $5.0 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively, and is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2017, the Company closed the sale of the Mechelen, Belgium facility which had been classified as held-for-sale. Proceeds from the sale were approximately $3.0 million. The Mechelen, Belgium facility was reported within the Melt Delivery and Control Systems segment.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Business Segment Information (continued)

The following table summarizes total assets by segment:

	March 31, 2017	December 31, 2016
	(in millions)
Advanced Plastic Processing Technologies	$515.6	$503.0
Melt Delivery and Control Systems	1,026.4	1,003.8
Fluid Technologies	143.1	141.6
Corporate	29.1	73.6
Total assets	$1,714.2	$1,722.0
The following table summarizes long-lived assets, net by segment:

	March 31, 2017	December 31, 2016
	(in millions)
Advanced Plastic Processing Technologies	$126.2	$121.4
Melt Delivery and Control Systems	102.3	101.0
Fluid Technologies	15.5	15.2
Corporate	5.8	6.1
Total long-lived assets, net	$249.8	$243.7
The following tables summarize segment information:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$156.6	$156.1
Melt Delivery and Control Systems	99.8	93.0
Fluid Technologies	29.0	28.2
Total net sales to external customers	$285.4	$277.3

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Business Segment Information (continued)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$2.1	$9.8
Melt Delivery and Control Systems	25.5	28.2
Fluid Technologies	4.6	4.1
Corporate	(12.5)	(10.1)
Total operating earnings	$19.7	$32.0
Capital expenditures:
Advanced Plastic Processing Technologies	$5.9	$5.6
Melt Delivery and Control Systems	6.6	1.7
Fluid Technologies	0.1	0.1
Corporate	0.1	0.6
Total capital expenditures	$12.7	$8.0
Depreciation and amortization:
Advanced Plastic Processing Technologies	$4.8	$5.1
Melt Delivery and Control Systems	8.2	8.2
Fluid Technologies	1.2	1.4
Corporate	0.3	0.1
Total depreciation and amortization	$14.5	$14.8
The following tables summarize net sales to external customers and long-lived assets, net by geographic region:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net sales to external customers:
United States	$127.2	$128.2
Rest of World	158.2	149.1
Total net sales to external customers	$285.4	$277.3

	March 31, 2017	December 31, 2016
	(in millions)
Long-lived assets, net:
United States	$79.9	$80.3
Rest of World	169.9	163.4
Total long-lived assets, net	$249.8	$243.7
13. Subsequent Events
On April 12, 2017, the Company's wholly-owned subsidiary Mold-Masters (2007) Limited (“Mold-Masters”) entered into an agreement ("Sales Contract") with Skyline Real Estate Acquisitions (III) Inc. ("Buyer") to sell two properties ("Properties") located in Halton Hills, Ontario, Canada for CAD $14.25 million, or approximately USD $10.7 million. The Sales Contract is subject to the Buyer entering into an agreement to lease the Properties to Mold-Masters for fifteen years for a total of approximately CAD $15.0 million, or approximately USD $11.3 million, to be paid over the term of the lease. The consummation of the transaction contemplated by the Sales Contract is subject to a number of customary closing conditions and is expected to close in the second quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on February 28, 2017.
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
Milacron has strong brand recognition with over 150 years of continuous operations. With products sold in over 100 countries across six continents, our established and market-driven global footprint is well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Our breadth of products, long history, and global reach have resulted in a large installed base of over 40,000 plastic processing machines and over 150,000 hot runner systems.
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 63% of total fiscal 2016 sales and 66% of our sales for the three months ended March 31, 2017. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
Our customers consist of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 50% in North America, 21% in Europe, 10% in China, 10% in India and 9% in the rest of the world for the three months ended March 31, 2017.
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
Cost Reduction Initiatives
Milacron’s organizational redesign and cost reduction initiatives are in the process of being implemented and are expected to yield approximately $35 million of annual run-rate cost savings by the end of 2018. In fiscal 2016, Milacron incurred approximately $33 million of one-time costs related to these projects and during the three months ended March 31, 2017, approximately $11 million of costs were incurred related to these projects.
See risk factors discussed in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.
Advanced Plastic Processing Technologies
The key factors affecting our APPT segment results include demand for plastic processing machinery, capacity and capital investment, raw material inputs and cost structure.
Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 61% of APPT sales for the three months ended March 31, 2017 occurring in North America, demand is also impacted by customers bringing manufacturing operations back to North America.
Capacity and Capital Investment. Capital expenditures in our APPT business were $30.4 million in fiscal 2016, of which approximately 24% related to capacity expansion for the production of plastic processing equipment.
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
Demand. Consistent with historical periods, according to an June 2016 Interconnection Consulting report, the hot runner market is expected to grow faster than the overall global economy based on macro-economic drivers involving product life cycles, demographics, technology conversion and greater use of plastic. Demand within the hot runner market is driven more by the frequency of product design changes and model refreshes than by end product volume, because hot runner systems are typically custom ordered for each new product mold, representing a critical factor in the market’s resiliency during economic cycles.
Capacity and Capital Investment. Capital expenditures in our MDCS segment were $24.4 million in fiscal 2016, of which 20% was related to capacity expansion in China for the production of hot runner systems.

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
New Orders and Backlog
New orders in the first three months of 2017 were $326.4 million, an increase of $34.6 million, or 11.9%, compared to $291.8 million in the first three months of 2016. Excluding $4.5 million of unfavorable effects of foreign currency movements, new orders increased 13.4% compared to the prior year period. New orders were primarily impacted by strength in our North American equipment business and hot runner business in China.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at March 31, 2017 was $270.3 million, an increase of $44.7 million from December 31, 2016 and an increase of $34.6 million from March 31, 2016. Excluding $3.9 million of favorable effects of foreign currency movements, backlog increased 18.1% compared to December 31, 2016. The increase in our backlog at March 31, 2017 compared to December 31, 2016 is predominantly driven by an increase in our North American equipment business and our hot runner business in China. Excluding $3.9 million of unfavorable effects of foreign currency movements, backlog increased 16.3% compared to March 31, 2016. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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
Executive Overview
For the first three months of 2017, we reported sales of $285.4 million, operating earnings of $19.7 million and a net loss of $24.6 million. This compares to sales of $277.3 million, operating earnings of $32.0 million and net earnings of $9.8 million for the first three months of 2016. Excluding $3.9 million of unfavorable effects of foreign currency movements, sales increased 4.3% compared to the prior year period. We generated $50.0 million in Adjusted EBITDA, or 17.5% of sales, during the first three months of 2017 compared to $47.1 million in Adjusted EBITDA, or 17.0% of sales, during the first three months of 2016.

Advanced Plastic Processing Technologies
For the three months ended March 31, 2017, APPT generated $156.6 million in sales, operating earnings of $2.1 million and $17.4 million in Adjusted EBITDA, or 11.1% of sales, before corporate expenses, compared to $156.1 million in sales, operating earnings of $9.8 million and $16.6 million in Adjusted EBITDA, or 10.6% of sales, before corporate expenses, in the same period of 2016. Excluding $0.9 million of unfavorable effects of foreign currency movements, sales increased 0.9% compared to the prior year period.
Melt Delivery and Control Systems
For the three months ended March 31, 2017, MDCS generated $99.8 million in sales, operating earnings of $25.5 million and $32.8 million in Adjusted EBITDA, or 32.9% of sales, before corporate expenses, compared to $93.0 million in sales, operating earnings of $28.2 million and $31.0 million in Adjusted EBITDA, or 33.3% of sales, before corporate expenses, in the same period in 2016. Excluding $2.2 million of unfavorable effects of foreign currency movements, sales increased 9.7% compared to the prior year period.
Fluid Technologies
For the three months ended March 31, 2017, Fluids generated $29.0 million in sales, operating earnings of $4.6 million and $5.9 million in Adjusted EBITDA, or 20.3% of sales, before corporate expenses, compared to $28.2 million in sales, operating earnings of $4.1 million and $6.1 million in Adjusted EBITDA, or 21.6% of sales, before corporate expenses, in the same period in 2016. Excluding $0.8 million of unfavorable effects of foreign currency movements, sales increased 5.7% compared to the prior year period.
Liquidity
In the first three months of 2017, cash decreased $42.3 million primarily as a result of our debt refinancing during the first quarter of 2017. Operating activities used $8.7 million of cash in the first three months of 2017 compared to generating $23.9 million of cash in the same period of 2016. The decrease was primarily driven by a reduction in working capital improvements when compared to the first quarter of 2016. Investing activities used $9.2 million of cash in the first three months of 2017 primarily due to capital expenditures. Financing activities used $27.4 million of cash in the first three months of 2017 primarily as a result of the $18.0 million premium paid in connection with the debt refinancing activity during the first quarter.
Cash on hand at March 31, 2017 was $87.9 million, and we had approximately $87.2 million available for borrowing under our asset-based and other credit facilities.

Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016
The following table summarizes the results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net sales	$285.4	$277.3
Cost of sales	191.6	181.2
Manufacturing margins	93.8	96.1
Operating expenses:
Selling, general and administrative expenses	64.6	62.8
Amortization expense	7.0	7.7
Gain on currency translation	(1.3)	(6.8)
Other expense, net	3.8	0.4
Total operating expenses	74.1	64.1
Operating earnings	19.7	32.0
Interest expense, net	12.4	15.3
Loss on debt extinguishment	25.2	—
(Loss) earnings before income taxes	(17.9)	16.7
Income tax expense	6.7	6.9
Net (loss) earnings	$(24.6)	$9.8
Net Sales
For the three months ended March 31, 2017, sales were $285.4 million compared to $277.3 million for the three months ended March 31, 2016, an increase of $8.1 million, or 2.9%. Excluding $3.9 million of unfavorable effects of foreign currency movements, sales increased 4.3% compared to the prior year period. Sales benefited from growth in all regions, with the exception of North America, with end market growth driven by increases in the consumer goods, construction, industrial and custom molders end markets, partially offset by declines in automotive, packaging and medical industries.
The following table sets forth our sales by segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$156.6	$156.1
Melt Delivery and Control Systems	99.8	93.0
Fluid Technologies	29.0	28.2
Total sales	$285.4	$277.3
Advanced Plastic Processing Technologies
Sales for the APPT segment for the three months ended March 31, 2017 were $156.6 million compared to $156.1 million for the three months ended March 31, 2016, an increase of $0.5 million, or 0.3%. Excluding $0.9 million of unfavorable effects of foreign currency movements, sales increased 0.9% compared to the prior year period. Regionally, sales benefited from growth in India and Asia, partially offset by a decline in North America. End market growth was driven by increases in the construction, consumer goods, custom molders and industrial industries, partially offset by a decline in the automotive end market.

Melt Delivery and Control Systems
Sales for the MDCS segment for the three months ended March 31, 2017 were $99.8 million compared to $93.0 million for the three months ended March 31, 2016, an increase of $6.8 million, or 7.3%. Excluding $2.2 million of unfavorable effects of foreign currency movements, sales increased 9.7% during the prior year period. Regionally, sales benefited from growth in Europe and China with end market growth driven by increases in the electronics, industrial and custom molders end markets.
Fluid Technologies
Sales for the Fluids segment for the three months ended March 31, 2017 were $29.0 million compared to $28.2 million for the three months ended March 31, 2016, an increase of $0.8 million, or 2.8%. Excluding $0.8 million of unfavorable effects of foreign currency movements, sales increased 5.7% during the prior year period. Regionally, sales benefited from growth in North America and China with end market growth in the electronics and consumer goods industries.
Cost of Sales
Cost of sales for the three months ended March 31, 2017 was $191.6 million compared to $181.2 million for the three months ended March 31, 2016, an increase of $10.4 million, or 5.7%, primarily due to increased sales volumes as well as expenses associated with the continued consolidation of our European operations.
Manufacturing Margins
Our manufacturing margin for the three months ended March 31, 2017 was $93.8 million compared to $96.1 million for the three months ended March 31, 2016, a decrease of $2.3 million, or 2.4%. Manufacturing margins as a percent of sales for the three months ended March 31, 2017 was 32.9% compared to 34.7% for the three months ended March 31, 2016.
While sales increased during the three months ended March 31, 2017 compared to the same period in the prior year, the Company encountered competitive pricing pressure which was not offset by procurement savings within the APPT segment. Additionally, the Company encountered headwinds from foreign exchange and incremental overtime within the MDCS segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2017 were $64.6 million compared to $62.8 million for the three months ended March 31, 2016, an increase of $1.8 million, or 2.9%. The increase is primarily related to expenses incurred in connection with our debt refinancing during the first quarter of 2017 as well as an increase in stock-based compensation expense.
Amortization Expense
Amortization expense related to intangible assets for the three months ended March 31, 2017 was $7.0 million compared to $7.7 million for the three months ended March 31, 2016, a decrease of $0.7 million, or 9.1%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects.
Gain on Currency Translation
The gain on currency translation for the three months ended March 31, 2017 was $1.3 million compared to $6.8 million for the three months ended March 31, 2016, resulting in an unfavorable change of $5.5 million. The gains primarily relate to the non-cash translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters Luxembourg Holdings S.à r.l within our MDCS segment.
Other Expense, Net
Other expense, net for the three months ended March 31, 2017 was $3.8 million compared to $0.4 million for the three months ended March 31, 2016, an increase of $3.4 million. The increase was principally related to severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility. As the employees are required to render service in order to receive the termination benefits, the associated liability and expense are being recognized ratably over the related service period.

Operating Earnings
Operating earnings for the three months ended March 31, 2017 were $19.7 million compared to $32.0 million for the three months ended March 31, 2016, a decrease of $12.3 million, or 38.4%. The decrease is mainly attributable to the unfavorable impact of foreign currency translation when compared to the first quarter of 2016 as well as costs incurred in connection with our debt refinancing and restructuring plan at our Malterdingen, Germany facility.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2017 was $12.4 million compared to $15.3 million for the three months ended March 31, 2016, a decrease of $2.9 million, or 19.0%. This decrease is primarily due to a reduction in our weighted-average interest rate, when compared to the first quarter of 2016, as a result of our debt refinancing activity during the first quarter of 2017.
Loss on Debt Extinguishment
Loss on debt extinguishment was $25.2 million for the three months ended March 31, 2017. The loss on debt extinguishment was principally related to the $18.0 million premium paid upon the repayment of our 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes") as well as the write-off of deferred financing costs related to the Senior Unsecured Notes and the senior secured term loan facility due September 2020 ("New Term Loan Facility").
Income Tax Expense
Income tax expense for the three months ended March 31, 2017 was $6.7 million compared to $6.9 million for the three months ended March 31, 2016, a decrease of $0.2 million. Income tax expense for all periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
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
The following is a reconciliation of net (loss) earnings, the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net (loss) earnings	$(24.6)	$9.8
Amortization expense	7.0	7.7
Currency effect on intercompany advances (a)	(1.9)	(7.0)
Organizational redesign costs (b)	11.2	3.1
Long-term equity awards (c)	2.3	2.3
Debt costs (d)	26.8	—
Professional services (e)	2.2	1.1
Fair market value adjustments (f)	—	0.3
Annual effective tax rate adjustment (g)	(0.8)	1.0
Other (h)	0.4	0.5
Adjusted Net Income	22.6	18.8
Income tax expense (g)	7.5	5.9
Interest expense, net	12.4	15.3
Depreciation expense	7.5	7.1
Adjusted EBITDA	$50.0	$47.1

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances within the MDCS segment.

(b)
Organizational redesign costs in the three months ended March 31, 2017 primarily included $4.2 million for termination costs as a result of eliminated positions and $5.1 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic. Organizational redesign costs in the three months ended March 31, 2016 primarily included $1.2 million for termination costs as a result of eliminated positions, $0.7 million of costs related to the shutdown of facilities and $0.3 million of costs related to relocating our facility in Belguim to the Czech Republic.

(c)
Long-term equity awards include the charges associated with stock-based compensation awards granted to certain members of management and independent directors in the three months ended March 31, 2017 and 2016.

(d)
Debt costs incurred during the three months ended March 31, 2017 included $25.2 million of debt extinguishment costs and $1.6 million of fees related to the new senior secured term loan facility due September 2023 ("2017 Term Loan Facility").

(e)	Professional fees in the three months ended March 31, 2017 and 2016 included $2.2 million and $1.1 million, respectively, of costs for strategic organizational initiatives.

(f)	Non-cash fair market value adjustments relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen in the fourth quarter of 2015.

(g)	The annual effective tax rate adjustment primarily includes the tax benefit associated with reconciling net (loss) earnings to Adjusted Net Income.

(h)	Other costs for the three months ended March 31, 2016 includes the write-off of a $0.5 million non-trade receivable.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating earnings (loss):
APPT	$2.1	$9.8
MDCS	25.5	28.2
Fluids	4.6	4.1
Corporate	(12.5)	(10.1)
Total operating earnings	19.7	32.0
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	4.8	5.1
Organizational redesign costs (b)	9.9	1.4
Professional services (e)	0.3	—
Fair market value adjustments (f)	—	0.3
Other (g)	0.3	—
Total APPT Adjustments	15.3	6.8
MDCS Adjustments:
Depreciation and amortization	8.2	8.2
Currency effect on intercompany advances (a)	(1.8)	(6.3)
Organizational redesign costs (b)	0.6	1.0
Professional services (e)	0.2	—
Other (g)	0.1	(0.1)
Total MDCS Adjustments	7.3	2.8
Fluids Adjustments:
Depreciation and amortization	1.2	1.4
Organizational redesign costs (b)	0.1	0.1
Other (g)	—	0.5
Total Fluids Adjustments	1.3	2.0
Corporate Adjustments:
Depreciation and amortization	0.3	0.1
Currency effect on intercompany advances (a)	(0.1)	(0.7)
Organizational redesign costs (b)	0.6	0.6
Long-term equity awards (c)	2.3	2.3
Debt costs (d)	1.6	—
Professional services (e)	1.7	1.1
Other (g)	—	0.1
Total Corporate Adjustments	6.4	3.5
Adjusted EBITDA:
APPT	17.4	16.6
MDCS	32.8	31.0
Fluids	5.9	6.1
Corporate	(6.1)	(6.6)
Total Adjusted EBITDA	$50.0	$47.1

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances within the MDCS segment.

(b)
Organizational redesign costs in the three months ended March 31, 2017 included $3.9 million for termination costs as a result of eliminated positions in APPT and $4.8 million of costs related to relocating our facilities in Italy and Germany to the Czech Republic in APPT. Organizational redesign costs in the three months ended March 31, 2016 included $0.7 million of costs related to the shutdown of facilities in APPT and $0.3 million of costs related to relocating our facility in Belgium to the Czech Republic in MDCS. In the three months ended March 31, 2016, organizational redesign costs across all segments included $1.2 million for termination costs as a result of eliminated positions.

(c)
Long-term equity awards in Corporate include the charges associated with stock-based compensation awards granted to certain members of management and independent directors during the three months ended March 31, 2017 and 2016.

(d)	Debt costs incurred during the three months ended March 31, 2017 included $1.6 million of fees related to the 2017 Term Loan Facility.

(e)	Professional fees incurred by Corporate in the three months ended March 31, 2017 and 2016 included $1.7 million and $1.1 million of costs for strategic organizational initiatives, respectively.

(f)	Non-cash fair market value adjustments relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen in the fourth quarter of 2015.

(g)	Other costs for Fluids for the three months ended March 31, 2016 includes the write-off of a $0.5 million non-trade receivable.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At March 31, 2017, we had cash and cash equivalents of $87.9 million, a decrease of $42.3 million from December 31, 2016. At March 31, 2017, we had $74.3 million of availability under our ABL Facility and $12.9 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest. We may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the three months ended March 31, 2017, we used $42.3 million of cash compared to generating $19.9 million in the three months ended March 31, 2016. During 2017, cash was used primarily to redeem our Senior Unsecured Notes, fund capital expenditures and pay scheduled interest payments. During 2016, cash provided by operations of $23.9 million was partially offset by capital expenditures.
On February 15, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into the $947.0 million 2017 Term Loan Facility pursuant to an amendment of the Company's existing New Term Loan Facility. The net proceeds from the 2017 Term Loan Facility, together with cash on-hand, were used to redeem in full $464.4 million aggregate principal amount outstanding of our Senior Unsecured Notes, repay in full $482.0 million aggregate principal amount outstanding under our existing New Term Loan Facility and pay fees and expenses associated with these transactions. The 2017 Term Loan Facility was priced at 99.625% of the principal amount and bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00.
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and availability under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $87.2 million under these lines of credit.

The following table shows our statements of cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Statements of cash flow data
Net cash (used in) provided by operating activities	$(8.7)	$23.9
Net cash used in investing activities	(9.2)	(7.4)
Net cash (used in) provided by financing activities	(27.4)	1.8

Cash (used in) provided by operating activities
Operating activities for the three months ended March 31, 2017 used $8.7 million of cash compared to generating $23.9 million for the three months ended March 31, 2016. The decrease was primarily driven by a reduction in working capital improvements when compared to the first quarter of 2016.
Cash used in investing activities
Investing activities for the three months ended March 31, 2017 used $9.2 million of cash compared to $7.4 million of cash for the three months ended March 31, 2016. The increase is due to an increase in capital expenditures in 2017, partially offset by an increase in proceeds from disposals of property and equipment. During the three months ended March 31, 2017, we completed the sale of our facility in Mechelen, Belgium generating approximately $3.0 million of net proceeds.
Cash (used in) provided by financing activities
Financing activities for the three months ended March 31, 2017 used $27.4 million compared to providing $1.8 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, cash was used to pay the $18.0 million premium related to the redemption of our Senior Unsecured Notes and for other debt issuance costs. During the three months ended March 31, 2016, cash was generated primarily from proceeds on the exercise of stock options, partially offset by the repurchase of $0.6 million of our Senior Unsecured Notes.
Total debt, excluding unamortized discount and debt issuance costs, was $951.9 million at March 31, 2017 compared to $953.8 million at December 31, 2016. Total debt at March 31, 2017 mainly represented $944.6 million outstanding on the 2017 Term Loan Facility, while the ABL Facility was undrawn except for letter of credit issuances.
Description of the 2017 Term Loan Facility
On February 15, 2017, we entered into the $947.0 million 2017 Term Loan Facility, pursuant to a term loan agreement, among Milacron Holdings Corp., Milacron LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2017 Term Loan Facility matures on September 28, 2023. The 2017 Term Loan Facility is secured by a first-priority lien on substantially all of the Company and guarantors’ assets other than accounts receivable, inventory, and other certain assets. The 2017 Term Loan Facility is also secured by a second-priority lien on all of the assets of the Company, Milacron LLC and the guarantors that secure the ABL Facility. The interest rate applicable to the 2017 Term Loan Facility is, at our option, equal to either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00. The following amounts will be applied to repay the 2017 Term Loan Facility, subject to certain thresholds, carve-outs and exceptions: (i) 100% of the net cash proceeds of any incurrence of debt by us and certain of our subsidiaries, (ii) 100% of net cash proceeds of any non-ordinary course sale or other disposition of assets by us or certain subsidiaries and (iii) 50% of our excess cash flow, subject to certain reductions.

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. We had approximately $19.0 million of letters of credit outstanding as of March 31, 2017.
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
Description of Other Debt
At March 31, 2017, we have approximately $0.3 million in capital lease obligations outstanding as well as $7.0 million of borrowings under certain lines of credit and discounting programs. We also have approximately $2.2 million of outstanding letters of credit and other commitments related to these facilities at March 31, 2017.
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

There have been no material changes in our critical accounting policies from those previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.
Recently Issued Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 to the Company's Condensed Consolidated Financial Statements appearing in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2016 and during the three months ended March 31, 2017, approximately 53% and 55% of our sales were attributable to our operations outside of the United States, respectively. Approximately 45% of sales in fiscal 2016 were denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility and our 2017 Term Loan Facility are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At March 31, 2017 and December 31, 2016, we had $8.3 million and $12.8 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to eight months. As of March 31, 2017, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.1 million. As of December 31, 2016, the net fair value liability of financial instruments with exposure to foreign currency risk was $0.6 million. The fair value of these financial instruments would hypothetically decrease by $0.8 million and $1.2 million as of March 31, 2017 and December 31, 2016, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, 2017 New Term Loan Facility and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.75% to 2.25% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.75% to 1.25% per annum, based on availability. The 2017 Term Loan Facility bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $9.5 million for each 1.00% increase in interest rates.
In order to manage this risk, on February 16, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into two interest rate swap transactions effective for a period of four years beginning January 31, 2018 with a total notional amount of $400.0 million. The interest rate swaps are intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt outstanding under the 2017 Term Loan Facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swaps provide for the Company to pay a fixed rate of 2.062% per annum on such portion of the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetically fixed rate of 2.062% plus the loan spread for the term and debt hedged.
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

Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the first quarter of 2017 or from March 31, 2017 through the date of filing this Quarterly Report on Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following is an index of the exhibits included in this report:

Exhibit Number:

10.1
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of March 22, 2016, by and among Milacron Holdings Corp., Milacron LLC, Mold-Masters (2007) Limited, the U.S. and German subsidiaries of Milacron Holdings Corp., Milacron Canada Corp. and Bank of America, N.A. as administrative agent for the lenders and as collateral agent for the secured parties.

10.2
Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 28, 2016, by and among Milacron Holdings Corp., Milacron LLC, Mold-Masters (2007) Limited, the U.S. and German subsidiaries of Milacron Holdings Corp., Milacron Canada Corp. and Bank of America, N.A. as administrative agent for the lenders and as collateral agent for the secured parties.

10.3
Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of February 28, 2017, by and among Milacron Holdings Corp., Milacron LLC, Mold-Masters (2007) Limited, the U.S. and German subsidiaries of Milacron Holdings Corp., Milacron Canada Corp. and Bank of America, N.A. as administrative agent for the lenders and as collateral agent for the secured parties.

10.4	Agreement of Purchase and Sale, dated April 12, 2017, by and between Skyline Real Estate Acquisitions (III) Inc. and Mold-Masters (2007) Limited.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Milacron Holdings Corp.

Date: May 3, 2017	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer