Form 10-Q
period 2017-06-30
Milacron Holdings Corp.
filed 2017-08-03
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At June 30, 2017, there were 69,242,045 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2017

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. All statements other than statements of historical fact or relating to present facts or current conditions contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Examples of forward-looking statements include, but are not limited to statements we make regarding (1) our belief that our cash and cash equivalents, cash flow from operations and borrowings under our asset-based revolving credit facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future; (2) estimated capital expenditures for future periods; and (3) estimated cost savings and opportunities to drive margin improvements.

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

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017
	(Unaudited)	December 31, 2016
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$94.1	$130.2
Accounts receivable, net	206.2	182.3
Inventories, net:
Raw materials	97.9	81.3
Work-in-process	68.3	52.6
Finished products	127.5	115.6
Total inventories, net	293.7	249.5
Prepaid and other current assets	43.8	46.3
Total current assets	637.8	608.3
Property and equipment, net	262.8	243.7
Goodwill	521.6	507.9
Intangible assets, net	337.7	341.8
Other noncurrent assets	21.1	20.3
Total assets	$1,781.0	$1,722.0
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$6.9	$7.0
Long-term debt and capital lease obligations due within one year	9.5	0.3
Accounts payable	100.5	92.5
Advanced billings and deposits	63.6	52.7
Accrued salaries, wages and other compensation	27.3	26.7
Accrued interest	0.4	13.9
Other current liabilities	65.0	59.7
Total current liabilities	273.2	252.8
Long-term debt and capital lease obligations	920.9	934.1
Deferred income tax liabilities	70.6	64.4
Accrued pension liabilities	30.4	27.8
Other noncurrent accrued liabilities	22.1	8.0
Total liabilities	1,317.2	1,287.1
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 69,242,045 and 68,473,561
issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	0.7	0.7
Capital in excess of par value	669.3	661.0
Retained deficit	(86.1)	(68.9)
Accumulated other comprehensive loss	(120.1)	(157.9)
Total shareholders’ equity	463.8	434.9
Total liabilities and shareholders’ equity	$1,781.0	$1,722.0
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Net sales	$309.2	$308.1	$594.6	$585.4
Cost of sales	205.4	200.8	397.0	382.0
Manufacturing margins	103.8	107.3	197.6	203.4
Operating expenses:
Selling, general and administrative expenses	64.5	63.9	129.1	126.7
Amortization expense	7.1	8.0	14.1	15.7
Gain on currency translation	(2.8)	(1.2)	(4.1)	(8.0)
Other expense, net	6.4	0.9	10.2	1.3
Total operating expenses	75.2	71.6	149.3	135.7
Operating earnings	28.6	35.7	48.3	67.7
Interest expense, net	10.4	15.1	22.8	30.4
Loss on debt extinguishment	—	—	25.2	—
Earnings before income taxes	18.2	20.6	0.3	37.3
Income tax expense	8.1	7.7	14.8	14.6
Net earnings (loss)	$10.1	$12.9	$(14.5)	$22.7
Earnings (loss) per share:
Basic	$0.15	$0.19	$(0.21)	$0.34
Diluted	$0.14	$0.18	$(0.21)	$0.32
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net earnings (loss)	$10.1	$12.9	$(14.5)	$22.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20.9	(15.0)	39.7	(5.0)
Unrecognized post-retirement plan (loss) gain	(0.2)	0.2	(0.3)	0.1
Unrealized (loss) gain on hedging activities	(1.7)	0.4	(1.6)	1.0
Total other comprehensive income (loss), net of tax	19.0	(14.4)	37.8	(3.9)
Comprehensive income (loss)	$29.1	$(1.5)	$23.3	$18.8
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in millions)
Operating activities
Net (loss) earnings	$(14.5)	$22.7
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	28.8	29.8
Unrealized gain on currency translation of intercompany advances	(5.0)	(7.3)
Amortization of deferred financing costs	1.6	1.9
Loss on debt extinguishment	25.2	—
Non-cash stock-based compensation expense	4.3	2.4
Deferred income taxes	2.0	(1.6)
Changes in assets and liabilities:
Accounts receivable	(16.2)	3.1
Inventories	(34.8)	(6.8)
Prepaid and other current assets	(0.5)	(10.9)
Accounts payable	7.3	(0.1)
Advanced billings and deposits	9.3	7.6
Other current liabilities	(11.6)	4.6
Other noncurrent assets	1.0	2.7
Other noncurrent accrued liabilities	1.7	1.3
Net cash (used in) provided by operating activities	(1.4)	49.4
Investing activities
Purchases of property and equipment	(25.0)	(20.9)
Proceeds from disposals of property and equipment	3.5	0.6
Net cash used in investing activities	(21.5)	(20.3)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	1,010.4	—
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(1,014.7)	(0.7)
Net (decrease) increase in short-term borrowings (original maturities of 90 days or less)	(0.3)	0.2
Debt extinguishment costs	(18.0)	—
Proceeds from exercise of stock options	3.2	2.5
Proceeds from lease financing transaction	10.9	—
Debt issuance costs	(9.6)	—
Net cash (used in) provided by financing activities	(18.1)	2.0
Effect of exchange rate changes on cash	4.9	0.5
(Decrease) increase in cash and cash equivalents	(36.1)	31.6
Cash and cash equivalents at beginning of period	130.2	67.5
Cash and cash equivalents at end of period	$94.1	$99.1
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2017 and December 31, 2016 and for the
Three and Six Months Ended June 30, 2017 and 2016
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
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for the Company beginning January 1, 2017 and the impact of the Company's adoption in the six months ended June 30, 2017 resulted in the following:

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three and six month periods ended June 30, 2017. This did not have an impact on our computation of diluted weighted-average common shares outstanding.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 clarifies the classification of certain cash receipts and cash payments within the statement of cash flows to reduce diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company elected to early adopt ASU 2016-15 during the three months ended March 31, 2017 which is required to be adopted retrospectively. As a result, the Company has classified debt extinguishment costs paid during the six months ended June 30, 2017 as a financing activity within the Company's Condensed Consolidated Statements of Cash Flows and there was no impact on any prior periods presented.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for the Company beginning January 1, 2019 with early adoption allowed and practical expedients to measure the effect of adoption also being allowed. The Company does not plan to early adopt ASU 2016-02 and is currently evaluating the effect that the adoption will have on the Company's Condensed Consolidated Financial Statements.
2. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the six months ended June 30, 2017:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2016	$37.0	$424.0	$46.9	$—	$507.9
Foreign currency translation adjustments	—	13.7	—	—	13.7
Balance at June 30, 2017	$37.0	$437.7	$46.9	$—	$521.6

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Goodwill and Other Intangible Assets (continued)

The following table summarizes the Company’s other intangible assets at June 30, 2017:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$42.4	$20.3	$22.1
Technology	116.6	42.2	74.4
Customer relationships	227.8	124.5	103.3
Total intangible assets subject to amortization	386.8	187.0	199.8
Trademarks, not subject to amortization	137.9	—	137.9
Total	$524.7	$187.0	$337.7
The following table summarizes the Company’s other intangible assets at December 31, 2016:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$41.5	$18.2	$23.3
Technology	112.6	36.3	76.3
Customer relationships	222.7	114.9	107.8
Total intangible assets subject to amortization	376.8	169.4	207.4
Trademarks, not subject to amortization	134.4	—	134.4
Total	$511.2	$169.4	$341.8
Consolidated amortization expense related to intangible assets subject to amortization was $7.1 million and $8.0 million for the three months ended June 30, 2017 and 2016, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $14.1 million and $15.7 million for the six months ended June 30, 2017 and 2016, respectively.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Debt
Debt for the Company consists of the following:

	June 30, 2017			December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
Senior secured term loan facility due September 2023	$942.3	$12.2	$930.1	$—	$—	$—
7.75% senior unsecured notes due 2021	—	—	—	464.4	7.3	457.1
Senior secured term loan facility due September 2020	—	—	—	482.0	5.1	476.9
Borrowings under other lines of credit	6.9	—	6.9	7.0	—	7.0
Capital lease obligations and other	0.3	—	0.3	0.4	—	0.4
	949.5	12.2	937.3	953.8	12.4	941.4
Less current portion	(16.5)	(0.1)	(16.4)	(7.3)	—	(7.3)
	$933.0	$12.1	$920.9	$946.5	$12.4	$934.1
On February 15, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into a new $947.0 million senior secured term loan facility with a maturity date of September 28, 2023 (the "2017 Term Loan Facility") pursuant to an amendment of the Company's $730.0 million senior secured term loan facility due September 2020 (the "New Term Loan Facility"). The net proceeds from the 2017 Term Loan Facility, together with cash on-hand, were used to redeem in full $464.4 million aggregate principal amount outstanding of the Company's 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes"), repay in full $482.0 million aggregate principal amount outstanding under the Company's New Term Loan Facility and pay fees and expenses associated with these transactions. The 2017 Term Loan Facility was priced at 99.625% of the principal amount and bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00.
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
5. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. Net periodic pension expense was $0.3 million for the three months ended June 30, 2017 and 2016. Net periodic pension expense was $0.7 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. Net periodic pension expense is included in cost of sales and selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Net Earnings (Loss) Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share ("EPS") computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except common share and per common share amounts)
Numerator:
Net earnings (loss)	$10.1	$12.9	$(14.5)	$22.7
Denominator:
Denominator for basic EPS–weighted-average common shares	68,500,028	67,419,130	68,380,684	67,299,239
Dilutive effect of stock-based compensation arrangements	2,438,490	2,789,638	—	2,680,186
Denominator for diluted EPS–adjusted weighted-average common shares	70,938,518	70,208,768	68,380,684	69,979,425

Basic EPS	$0.15	$0.19	$(0.21)	$0.34
Diluted EPS	$0.14	$0.18	$(0.21)	$0.32
The diluted EPS calculation for the six months ended June 30, 2017 excludes the effect of 618,763 shares of restricted stock, 181,840 restricted stock units, 87,202 performance stock units and 5,011,479 outstanding stock options as their effect is anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive nonforfeitable dividends on the shares covered by the awards.
7. Stock-based Compensation
On March 1, 2017, the Company granted 474,502 stock options, 87,202 performance stock units, 310,945 restricted stock awards and 182,885 restricted stock units under the 2015 Equity Incentive Plan. The stock options, valued using a closed form option pricing model, vest in equal annual increments over four years. The performance stock units contain a three-year performance period with a performance target based on return on invested capital and possible payouts ranging from 50% to 200% of the target awards. The restricted stock awards and restricted stock units vest in equal annual increments over three years.
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
Foreign Currency Forward Contracts
The Company currently hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $22.6 million at June 30, 2017 and $7.0 million at December 31, 2016. As of June 30, 2017, all of the Company’s outstanding instruments mature within the next six months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $0.3 million at June 30, 2017 and are included in prepaid and other current assets in the Company's Condensed Consolidated Balance Sheets and $0.6 million at December 31, 2016 which are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Derivative Financial Instruments (continued)

The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the three months ended June 30, 2017, the Company recognized a loss of $0.1 million related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Condensed Consolidated Statements of Operations and are classified within gain on currency translation. The fair value of these derivative instruments not designated as hedges at June 30, 2017 was de minimis.
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
The Company designated these interest rate swaps as cash flow hedges of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swaps will offset losses and gains on the transactions being hedged. The fair value of the interest rate swaps is calculated by taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. The effective portion of changes in the fair value of the interest rate swaps is reflected as a component of accumulated other comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedge item, if any (i.e. the ineffective portion), is recognized as interest expense, net during the current period. During the three months ended June 30, 2017, the Company recorded $0.1 million of hedge ineffectiveness in earnings.
The following table provides the effect of the Company’s foreign currency forward contracts and interest rate swaps designated as cash flow hedges on the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 and 2016:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three Months Ended June 30, 2017
Foreign exchange contracts	$0.6	$(0.4)
Interest rate swaps	$(2.5)	$—
Three Months Ended June 30, 2016
Foreign exchange contracts	$0.9	$—

Six Months Ended June 30, 2017
Foreign exchange contracts	$0.7	$(0.4)
Interest rate swaps	$(2.5)	$—
Six Months Ended June 30, 2016
Foreign exchange contracts	$1.4	$(0.1)
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in gain on currency translation or cost of sales within the Company's Condensed Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the foreign exchange contracts was immaterial for all periods presented. During the three months ended June 30, 2017, the Company recorded a net loss of $0.4 million related to the settlement of forward contracts which were designated as cash flow hedges. During the six months ended June 30, 2017 and 2016, the Company recorded a net loss of $0.4 million and $0.1 million, respectively, related to the settlement of forward contracts which were designated as cash flow hedges.

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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 were as follows:

	Balance Sheet Location	Total	Level 1	Level 2	Level 3
		(in millions)
June 30, 2017
Foreign currency forward contracts (asset position)	Prepaid and other current assets	$0.3	$—	$0.3	$—
Interest rate swap agreements (liability position)	Other current liabilities	$1.0	$—	$1.0	$—
Interest rate swap agreements (liability position)	Other noncurrent accrued liabilities	$1.5	$—	$1.5	$—
December 31, 2016
Foreign currency forward contracts (liability position)	Other current liabilities	$0.6	$—	$0.6	$—

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at March 31, 2016	$(94.5)	$(4.7)	$0.6	$(98.6)
Other comprehensive (loss) income before reclassifications	(15.0)	0.1	0.4	(14.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	—	0.1
Other comprehensive (loss) income	(15.0)	0.2	0.4	(14.4)
Balance at June 30, 2016	$(109.5)	$(4.5)	$1.0	$(113.0)

Balance at March 31, 2017	$(131.2)	$(7.4)	$(0.5)	$(139.1)
Other comprehensive income (loss) before reclassifications	20.9	(0.3)	(2.1)	18.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	0.4	0.5
Other comprehensive income (loss)	20.9	(0.2)	(1.7)	19.0
Balance at June 30, 2017	$(110.3)	$(7.6)	$(2.2)	$(120.1)

Balance at December 31, 2015	$(104.5)	$(4.6)	$—	$(109.1)
Other comprehensive (loss) income before reclassifications	(5.0)	—	0.9	(4.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	0.1	0.2
Other comprehensive (loss) income	(5.0)	0.1	1.0	(3.9)
Balance at June 30, 2016	$(109.5)	$(4.5)	$1.0	$(113.0)

Balance at December 31, 2016	$(150.0)	$(7.3)	$(0.6)	$(157.9)
Other comprehensive income (loss) before reclassifications	39.7	(0.6)	(2.0)	37.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.3	0.4	0.7
Other comprehensive income (loss)	39.7	(0.3)	(1.6)	37.8
Balance at June 30, 2017	$(110.3)	$(7.6)	$(2.2)	$(120.1)

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2017 and 2016:

	Classification	Three Months Ended June 30,
	of Expense	2017	2016
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.1)	$(0.1)
Tax benefit	(c)	—	—
Adjustment of pension and post-retirement obligations, net of tax		(0.1)	(0.1)
Derivative financial instruments:
Gain (loss) on derivative financial instruments	(b)	(0.4)	—
Tax benefit	(c)	—	—
Gain (loss) on derivative financial instruments, net of tax		(0.4)	—
Total reclassifications from accumulated other comprehensive income (loss)		$(0.5)	$(0.1)

	Classification	Six Months Ended June 30,
	of Expense	2017	2016
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.3)	$(0.1)
Tax benefit	(c)	—	—
Adjustment of pension and post-retirement obligations, net of tax		(0.3)	(0.1)
Derivative financial instruments:
Gain (loss) on derivative financial instruments	(b)	(0.4)	(0.1)
Tax benefit	(c)	—	—
Gain (loss) on derivative financial instruments, net of tax		(0.4)	(0.1)
Total reclassifications from accumulated other comprehensive income (loss)		$(0.7)	$(0.2)

(a)	Amount is included in the calculation of pension cost within cost of sales and selling, general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and gain on currency translation in the Company's Condensed Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Company's Condensed Consolidated Statements of Operations.
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
The following table summarizes changes in the Company’s warranty reserves for the periods indicated. Accrued warranty reserves are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Balance at beginning of period	$8.0	$8.4	$8.7	$8.3
Warranty expense	4.1	3.4	8.1	6.2
Warranty claims paid	(3.5)	(3.3)	(8.4)	(6.2)
Foreign currency translation adjustments	0.2	(0.1)	0.4	0.1
Balance at end of period	$8.8	$8.4	$8.8	$8.4

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Restructuring Reserves

2017 Actions
The Company recorded severance expense of $2.7 million during the three and six months ended June 30, 2017 related to the elimination of certain positions with the Company's Advanced Plastic Processing Technologies and Corporate segments. These amounts are included within other expense, net in the Company's Condensed Consolidated Statements of Operations and are expected to be substantially paid in cash by the fourth quarter of 2018. The total remaining liability under these severance-related actions was $2.1 million as of June 30, 2017, and is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2017, the Company closed the sale of the Mechelen, Belgium facility which had been classified as held-for-sale. Proceeds from the sale were approximately $3.0 million. The Mechelen, Belgium facility was reported within the Melt Delivery and Control Systems segment.
2016 Actions
On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic. During the three and six months ended June 30, 2017, the Company recorded severance expense of $2.7 million and $5.3 million, respectively, related to this restructuring plan which is included within other expense, net in the Company's Condensed Consolidated Statements of Operations. Substantially all of these costs will result in future cash expenditures and are expected to be substantially complete by the third quarter of 2018. As the employees are required to render service in order to receive the termination benefits, the associated liability and expense are being recognized ratably over the future service period. The total remaining liability related to this plan was $7.4 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively, and is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.
12. Lease Financing Transaction
In June 2017, the Company's wholly-owned subsidiary Mold-Masters (2007) Limited completed the sale of two properties ("Properties") in Halton Hills, Ontario, Canada for CAD $14.25 million, or approximately USD $10.7 million, and simultaneously entered into agreements to lease back the Properties. Due to the existence of a prohibited form of continuing involvement, the transactions did not qualify for sale-leaseback accounting and as a result have been accounted for as financing transactions under lease accounting standards. Under the financing method, the assets will remain on our Condensed Consolidated Balance Sheets and the proceeds received from the transactions are reported as a financing obligation. The leases have fifteen year terms with a total of approximately CAD $16.7 million, or approximately USD $12.6 million, to be paid over the term of the leases in accordance with the base rent schedule included in the lease agreements. At June 30, 2017, the liability under the financing transactions was $10.9 million which is included in other current liabilities and other noncurrent accrued liabilities in the Condensed Consolidated Balance Sheets.
13. Business Segment Information
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Business Segment Information (continued)

The following table summarizes total assets by segment:

	June 30, 2017	December 31, 2016
	(in millions)
Advanced Plastic Processing Technologies	$543.0	$503.0
Melt Delivery and Control Systems	1,062.7	1,003.8
Fluid Technologies	144.7	141.6
Corporate	30.6	73.6
Total assets	$1,781.0	$1,722.0
The following table summarizes long-lived assets, net by segment:

	June 30, 2017	December 31, 2016
	(in millions)
Advanced Plastic Processing Technologies	$129.6	$121.4
Melt Delivery and Control Systems	111.3	101.0
Fluid Technologies	16.2	15.2
Corporate	5.7	6.1
Total long-lived assets, net	$262.8	$243.7
The following tables summarize segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$166.3	$179.0	$322.9	$335.1
Melt Delivery and Control Systems	112.4	100.5	212.2	193.5
Fluid Technologies	30.5	28.6	59.5	56.8
Total net sales to external customers	$309.2	$308.1	$594.6	$585.4

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Business Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$4.9	$15.5	$7.0	$25.3
Melt Delivery and Control Systems	30.1	24.3	55.6	52.5
Fluid Technologies	5.5	5.0	10.1	9.1
Corporate	(11.9)	(9.1)	(24.4)	(19.2)
Total operating earnings	$28.6	$35.7	$48.3	$67.7
Capital expenditures:
Advanced Plastic Processing Technologies	$4.0	$6.5	$9.9	$12.1
Melt Delivery and Control Systems	7.5	6.7	14.1	8.4
Fluid Technologies	0.7	0.3	0.8	0.4
Corporate	0.1	(0.6)	0.2	—
Total capital expenditures	$12.3	$12.9	$25.0	$20.9
Depreciation and amortization:
Advanced Plastic Processing Technologies	$4.9	$4.9	$9.7	$10.0
Melt Delivery and Control Systems	8.0	8.5	16.2	16.7
Fluid Technologies	1.2	1.3	2.4	2.7
Corporate	0.2	0.3	0.5	0.4
Total depreciation and amortization	$14.3	$15.0	$28.8	$29.8
The following tables summarize net sales to external customers and long-lived assets, net by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net sales to external customers:
United States	$137.0	$144.9	$264.2	$273.1
China	39.7	28.9	66.9	54.9
India	24.5	25.1	52.1	50.5
Rest of World	108.0	109.2	211.4	206.9
Total net sales to external customers	$309.2	$308.1	$594.6	$585.4

	June 30, 2017	December 31, 2016
	(in millions)
Long-lived assets, net:
United States	$79.5	$80.3
China	44.7	37.1
India	27.8	25.9
Czech Republic	44.3	36.9
Canada	29.8	29.1
Rest of World	36.7	34.4
Total long-lived assets, net	$262.8	$243.7

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
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 63% of total fiscal 2016 sales and 66% of our sales for both the three and six months ended June 30, 2017. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
Our customers consist of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 51% in North America, 20% in Europe, 11% in China, 9% in India and 9% in the rest of the world for the six months ended June 30, 2017.
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
Cost Reduction Initiatives
Milacron’s organizational redesign and cost reduction initiatives are in the process of being implemented and are expected to yield approximately $35 million of annual run-rate cost savings by the end of 2018. In fiscal 2016, Milacron incurred approximately $33 million of one-time costs related to these projects and during the six months ended June 30, 2017, approximately $27 million of costs were incurred related to these projects. Since the beginning of the organizational redesign and cost reduction initiatives, Milacron has utilized approximately $73 million of cash to achieve these organizational redesign and cost reduction initiatives.
See the information discussed in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.
Advanced Plastic Processing Technologies
The key factors affecting our APPT segment results include demand for plastic processing machinery, capacity and capital investment, raw material inputs and cost structure.
Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 64% of APPT sales for the six months ended June 30, 2017 occurring in North America, demand is also impacted by customers bringing manufacturing operations back to North America.
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
New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders in the second quarter of 2017 were $334.9 million, an increase of $10.8 million, or 3.3%, compared to $324.1 million in the second quarter of 2016. Excluding $3.5 million of unfavorable effects of foreign currency movements, new orders increased 4.4% compared to the prior year period. New orders were primarily impacted by growth in our equipment business in Europe and India and growth in our hot runner business in China, partially offset by our North American equipment business.
New orders in the first six months of 2017 were $661.3 million, an increase of $45.4 million, or 7.4%, compared to $615.9 million in the first six months of 2016. Excluding $8.0 million of unfavorable effects of foreign currency movements, new orders increased 8.7% compared to the prior year period. New orders were primarily impacted by growth in our equipment business in Europe and India and growth within all regions of our hot runner business.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at June 30, 2017 was $299.3 million, an increase of $73.7 million from December 31, 2016 and an increase of $49.4 million from June 30, 2016. Excluding $9.4 million of favorable effects of foreign currency movements, backlog increased 28.5% compared to December 31, 2016. The increase in our backlog at June 30, 2017 compared to December 31, 2016 is predominantly driven by an increase in our hot runner business in China and North American equipment business. Excluding $2.8 million of favorable effects of foreign currency movements, backlog increased 18.6% compared to June 30, 2016. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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

Executive Overview
For the second quarter of 2017, we reported sales of $309.2 million, operating earnings of $28.6 million and net earnings of $10.1 million. This compares to sales of $308.1 million, operating earnings of $35.7 million and net earnings of $12.9 million for the second quarter of 2016. Excluding $3.3 million of unfavorable effects of foreign currency movements, sales increased 1.4% compared to the prior year period. We generated $59.6 million in adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), or 19.3% of sales, during the second quarter of 2017 compared to $57.8 million in Adjusted EBITDA, or 18.8% of sales, during the second quarter of 2016.
For the first six months of 2017, we reported sales of $594.6 million, operating earnings of $48.3 million and a net loss of $14.5 million. This compares to sales of $585.4 million, operating earnings of $67.7 million and net earnings of $22.7 million for the first six months of 2016. Excluding $7.2 million of unfavorable effects of foreign currency movements, sales increased 2.8% compared to the prior year period. We generated $109.6 million in Adjusted EBITDA, or 18.4% of sales, during the first six months of 2017 compared to $104.9 million in Adjusted EBITDA, or 17.9% of sales, during the first six months of 2016.
Advanced Plastic Processing Technologies
Our APPT segment generated $166.3 million in sales, operating earnings of $4.9 million and $20.0 million in Adjusted EBITDA, or 12.0% of sales, before corporate expenses, for the second quarter of 2017 compared to $179.0 million in sales, operating earnings of $15.5 million and $23.3 million in Adjusted EBITDA, or 13.0% of sales, before corporate expenses, in the same period of 2016. Excluding $0.2 million of favorable effects of foreign currency movements, sales decreased 7.2% compared to the prior year period.
For the six months ended June 30, 2017, APPT generated $322.9 million in sales, operating earnings of $7.0 million and $37.4 million in Adjusted EBITDA, or 11.6% of sales, before corporate expenses, compared to $335.1 million in sales, operating earnings of $25.3 million and $39.9 million in Adjusted EBITDA, or 11.9% of sales, before corporate expenses, in the same period of 2016. Excluding $0.7 million of unfavorable effects of foreign currency movements, sales decreased 3.4% compared to the prior year period.
Melt Delivery and Control Systems
Our MDCS segment generated $112.4 million in sales, operating earnings of $30.1 million and $40.1 million in Adjusted EBITDA, or 35.7% of sales, before corporate expenses, for the second quarter of 2017 compared to $100.5 million in sales, operating earnings of $24.3 million and $33.0 million in Adjusted EBITDA, or 32.8% of sales, before corporate expenses, in the same period of 2016. Excluding $2.9 million of unfavorable effects of foreign currency movements, sales increased 14.7% compared to the prior year period.
For the six months ended June 30, 2017, MDCS generated $212.2 million in sales, operating earnings of $55.6 million and $72.9 million in Adjusted EBITDA, or 34.4% of sales, before corporate expenses, compared to $193.5 million in sales, operating earnings of $52.5 million and $64.0 million in Adjusted EBITDA, or 33.1% of sales, before corporate expenses, in the same period of 2016. Excluding $5.1 million of unfavorable effects of foreign currency movements, sales increased 12.3% compared to the prior year period.
Fluid Technologies
Our Fluids segment generated $30.5 million in sales, operating earnings of $5.5 million and $6.9 million in Adjusted EBITDA, or 22.6% of sales, before corporate expenses, for the second quarter of 2017 compared to $28.6 million in sales, operating earnings of $5.0 million and $6.5 million in Adjusted EBITDA, or 22.7% of sales, before corporate expenses, in the same period of 2016. Excluding $0.6 million of unfavorable effects of foreign currency movements, sales increased 8.7% compared to the prior year period.
For the six months ended June 30, 2017, Fluids generated $59.5 million in sales, operating earnings of $10.1 million and $12.8 million in Adjusted EBITDA, or 21.5% of sales, before corporate expenses, compared to $56.8 million in sales, operating earnings of $9.1 million and $12.6 million in Adjusted EBITDA, or 22.2% of sales, before corporate expenses, in the same period of 2016. Excluding $1.4 million of unfavorable effects of foreign currency movements, sales increased 7.2% compared to the prior year period.

Liquidity
In the first six months of 2017, cash decreased $36.1 million primarily as a result of our debt refinancing during the first quarter of 2017. Operating activities used $1.4 million of cash in the first six months of 2017 compared to generating $49.4 million of cash in the same period of 2016. The decrease was primarily driven by a reduction in working capital improvements when compared to the first six months of 2016. Investing activities used $21.5 million of cash in the first six months of 2017 primarily due to capital expenditures. Financing activities used $18.1 million of cash in the first six months of 2017 primarily as a result of the $18.0 million premium paid and other debt refinancing costs incurred in connection with the debt refinancing activity during the first quarter of 2017 which were partially offset by proceeds received in connection with the our lease financing transaction during the second quarter of 2017.
Cash on hand at June 30, 2017 was $94.1 million, and we had approximately $86.6 million available for borrowing under our asset-based and other credit facilities.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
The following table summarizes the results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net sales	$309.2	$308.1	$594.6	$585.4
Cost of sales	205.4	200.8	397.0	382.0
Manufacturing margins	103.8	107.3	197.6	203.4
Operating expenses:
Selling, general and administrative expenses	64.5	63.9	129.1	126.7
Amortization expense	7.1	8.0	14.1	15.7
Gain on currency translation	(2.8)	(1.2)	(4.1)	(8.0)
Other expense, net	6.4	0.9	10.2	1.3
Total operating expenses	75.2	71.6	149.3	135.7
Operating earnings	28.6	35.7	48.3	67.7
Interest expense, net	10.4	15.1	22.8	30.4
Loss on debt extinguishment	—	—	25.2	—
Earnings before income taxes	18.2	20.6	0.3	37.3
Income tax expense	8.1	7.7	14.8	14.6
Net earnings (loss)	$10.1	$12.9	$(14.5)	$22.7
We may refer to net sales or other historical financial information on a “constant currency basis,” which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under United States generally accepted accounting principles ("U.S. GAAP"), and should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP.
Net Sales
Sales for the three months ended June 30, 2017 were $309.2 million compared to $308.1 million for the three months ended June 30, 2016, an increase of $1.1 million, or 0.4%. Excluding $3.3 million of unfavorable effects of foreign currency movements, sales increased 1.4%, on a constant currency basis, compared to the prior year period. Sales benefited from growth in China, partially offset by declines in North America and India with end market growth driven by increases in the consumer goods, automotive and custom molders end markets, partially offset by declines in the packaging and medical end markets.

For the six months ended June 30, 2017, sales were $594.6 million compared to $585.4 million for the six months ended June 30, 2016, an increase of $9.2 million, or 1.6%. Excluding $7.2 million of unfavorable effects of foreign currency movements, sales increased 2.8%, on a constant currency basis, compared to the prior year period. Sales benefited from growth in all regions, with the exception of North America, with end market growth driven by increases in the consumer goods, construction, industrial machinery and custom molders end markets, partially offset by declines in the automotive, packaging and medical end markets.
The following table sets forth our sales by segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$166.3	$179.0	$322.9	$335.1
Melt Delivery and Control Systems	112.4	100.5	212.2	193.5
Fluid Technologies	30.5	28.6	59.5	56.8
Total sales	$309.2	$308.1	$594.6	$585.4
Advanced Plastic Processing Technologies
Sales for the APPT segment for the three months ended June 30, 2017 were $166.3 million compared to $179.0 million for the three months ended June 30, 2016, a decrease of $12.7 million, or 7.1%. Excluding $0.2 million of favorable effects of foreign currency movements, sales decreased 7.2%, on a constant currency basis, compared to the prior year period. Regionally, sales were negatively impacted by declines primarily in North America, Europe and India with declines in the automotive and packaging end markets, partially offset by growth in the industrial machinery end market.
Sales for the APPT segment for the six months ended June 30, 2017 were $322.9 million compared to $335.1 million for the six months ended June 30, 2016, a decrease of $12.2 million, or 3.6%. Excluding $0.7 million of unfavorable effects of foreign currency movements, sales decreased 3.4%, on a constant currency basis, compared to the prior year period. Regionally, sales were negatively impacted by declines primarily in North America, Europe and China with declines in the automotive, packaging and medical end markets, partially offset by growth in the construction and industrial machinery end markets.
Melt Delivery and Control Systems
Sales for the MDCS segment for the three months ended June 30, 2017 were $112.4 million compared to $100.5 million for the three months ended June 30, 2016, an increase of $11.9 million, or 11.8%. Excluding $2.9 million of unfavorable effects of foreign currency movements, sales increased 14.7%, on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth primarily in China and Europe with end market growth driven by increases in the automotive and consumer goods end markets, partially offset by declines in the packaging and medical end markets.
Sales for the MDCS segment for the six months ended June 30, 2017 were $212.2 million compared to $193.5 million for the six months ended June 30, 2016, an increase of $18.7 million, or 9.7%. Excluding $5.1 million of unfavorable effects of foreign currency movements, sales increased 12.3%, on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth in all regions with end market growth driven by increases in the consumer goods, electronics and custom molders end markets, partially offset by declines in the packaging and medical end markets.
Fluid Technologies
Sales for the Fluids segment for the three months ended June 30, 2017 were $30.5 million compared to $28.6 million for the three months ended June 30, 2016, an increase of $1.9 million, or 6.6%. Excluding $0.6 million of unfavorable effects of foreign currency movements, sales increased 8.7%, on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth primarily in North America, Europe and China with end market growth driven by increases in the automotive and industrial machinery end markets.
Sales for the Fluids segment for the six months ended June 30, 2017 were $59.5 million compared to $56.8 million for the six months ended June 30, 2016, an increase of $2.7 million, or 4.8%. Excluding $1.4 million of unfavorable effects of foreign currency movements, sales increased 7.2%, on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth primarily in North America, Europe and China with end market growth driven by increases in the automotive, electronics and industrial machinery end markets.

Cost of Sales
Cost of sales for the three months ended June 30, 2017 was $205.4 million compared to $200.8 million for the three months ended June 30, 2016, an increase of $4.6 million, or 2.3%. Cost of sales for the six months ended June 30, 2017 was $397.0 million compared to $382.0 million for the six months ended June 30, 2016, an increase of $15.0 million, or 3.9%. The increases are primarily due to increased sales volumes as well as expenses associated with the continued consolidation of our European operations.
Manufacturing Margins
Our manufacturing margin (or gross margin) for the three months ended June 30, 2017 was $103.8 million compared to $107.3 million for the three months ended June 30, 2016, a decrease of $3.5 million, or 3.3%. Our manufacturing margin for the six months ended June 30, 2017 was $197.6 million compared to $203.4 million for the six months ended June 30, 2016, a decrease of $5.8 million, or 2.9%.
The manufacturing margin as a percent of sales for the three months ended June 30, 2017 was 33.6% compared to 34.8% for the three months ended June 30, 2016 and the manufacturing margin as a percent of sales for the six months ended June 30, 2017 was 33.2% compared to 34.7% for the six months ended June 30, 2016.
While sales increased during the three and six months ended June 30, 2017 compared to the same periods in the prior year, the Company encountered competitive pricing pressure which was not offset by procurement savings within the APPT segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2017 were $64.5 million compared to $63.9 million for the three months ended June 30, 2016, an increase of $0.6 million, or 0.9%. The increase is primarily related to an increase in stock-based compensation expense.
Selling, general and administrative expenses for the six months ended June 30, 2017 were $129.1 million compared to $126.7 million for the six months ended June 30, 2016, an increase of $2.4 million, or 1.9%. The increase is primarily related to expenses incurred in connection with our debt refinancing during the first quarter of 2017 as well as an increase in stock-based compensation expense.
Amortization Expense
Amortization expense related to intangible assets for the three months ended June 30, 2017 was $7.1 million compared to $8.0 million for the three months ended June 30, 2016, a decrease of $0.9 million, or 11.3%. Amortization expense related to intangible assets for the six months ended June 30, 2017 was $14.1 million compared to $15.7 million for the six months ended June 30, 2016, a decrease of $1.6 million, or 10.2%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects.
Gain on Currency Translation
The gain on currency translation for the three months ended June 30, 2017 was $2.8 million compared to $1.2 million for the three months ended June 30, 2016, an increase of $1.6 million, or 133.3%. The gain on currency translation for the six months ended June 30, 2017 was $4.1 million compared to $8.0 million for the six months ended June 30, 2016, resulting in an unfavorable change of $3.9 million. The gains primarily relate to the non-cash translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters Luxembourg Holdings S.à r.l within our MDCS segment.
Other Expense, Net
Other expense, net for the three months ended June 30, 2017 was $6.4 million compared to $0.9 million for the three months ended June 30, 2016, a increase of $5.5 million. Other expense, net for the six months ended June 30, 2017 was $10.2 million compared to $1.3 million for the six months ended June 30, 2016, an increase of $8.9 million. The increases are driven by severance expense recorded during the three months ended June 30, 2017 related to the elimination of certain positions within the Company's APPT and Corporate segments. Additionally, the increases are related to severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility. As the employees are required to render service in order to receive the termination benefits, the associated liability and expense are being recognized ratably over the related service period.

Operating Earnings
Operating earnings for the three months ended June 30, 2017 were $28.6 million compared to $35.7 million for the three months ended June 30, 2016, a decrease of $7.1 million, or 19.9%. The decrease is mainly attributable to severance expense related to the elimination of certain positions with the Company's APPT and Corporate segments as well as severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility.
Operating earnings for the six months ended June 30, 2017 were $48.3 million compared to $67.7 million for the six months ended June 30, 2016, a decrease of $19.4 million, or 28.7%. In addition to the severance-related costs, the decrease is related to an increase in stock-based compensation expense, costs incurred in connection with our debt refinancing and competitive pricing pressure within our APPT segment.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2017 was $10.4 million compared to $15.1 million for the three months ended June 30, 2016, a decrease of $4.7 million, or 31.1%. Interest expense, net for the six months ended June 30, 2017 was $22.8 million compared to $30.4 million for the six months ended June 30, 2016, a decrease of $7.6 million, or 25.0%. The decreases are primarily due to a reduction in our weighted-average interest rate, when compared to the same periods in 2016, as a result of our debt refinancing during the first quarter of 2017.
Loss on Debt Extinguishment
Loss on debt extinguishment was $25.2 million for the six months ended June 30, 2017. The loss on debt extinguishment was principally related to the $18.0 million premium paid upon the repayment of our 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes") as well as the write-off of deferred financing costs related to the Senior Unsecured Notes and the senior secured term loan facility due September 2020 ("New Term Loan Facility").
Income Tax Expense
Income tax expense for the three months ended June 30, 2017 was $8.1 million compared to $7.7 million for the three months ended June 30, 2016, a increase of $0.4 million. Income tax expense for the six months ended June 30, 2017 was $14.8 million compared to $14.6 million for the six months ended June 30, 2016, an increase of $0.2 million. Income tax expense for all periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
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
Adjusted Net Income
Adjusted Net Income measures our operating performance by adjusting net earnings (loss) to exclude amortization expense, non-cash currency effect on intercompany advances, organizational redesign costs, long-term equity awards, acquisition integration costs, professional services and certain other non-recurring items. Management uses this measure to evaluate our core operating results as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business, but includes certain items such as depreciation, interest expense and income tax expense, which are otherwise excluded from Adjusted EBITDA. We believe the presentation of Adjusted Net Income enhances our investors’ overall understanding of the financial performance and cash flow of our business. You should not consider Adjusted Net Income as an alternative to net earnings (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.

The following is a reconciliation of net earnings (loss), the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net earnings (loss)	$10.1	$12.9	$(14.5)	$22.7
Amortization expense	7.1	8.0	14.1	15.7
Currency effect on intercompany advances (a)	(3.1)	(0.3)	(5.0)	(7.3)
Organizational redesign costs (b)	15.9	5.8	27.1	8.9
Long-term equity awards (c)	2.2	0.7	4.5	3.0
Debt costs (d)	—	—	26.8	—
Professional services (e)	1.5	1.0	3.7	2.1
Fair market value adjustments (f)	—	—	—	0.3
Annual effective tax rate adjustment (g)	(1.3)	1.0	(2.1)	2.0
Other (h)	0.2	(0.1)	0.6	0.4
Adjusted Net Income	32.6	29.0	55.2	47.8
Income tax expense (g)	9.4	6.7	16.9	12.6
Interest expense, net	10.4	15.1	22.8	30.4
Depreciation expense	7.2	7.0	14.7	14.1
Adjusted EBITDA	$59.6	$57.8	$109.6	$104.9

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances within the MDCS segment.

(b)
Organizational redesign costs in the three months ended June 30, 2017 primarily included $6.9 million for termination costs as a result of eliminated positions and $4.0 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic. Organizational redesign costs in the six months ended June 30, 2017 primarily included $11.1 million for termination costs as a result of eliminated positions and $9.1 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic. Organizational redesign costs in the three months ended June 30, 2016 primarily include $2.1 million for termination costs as a result of eliminated positions, $1.7 million of costs related to the shutdown of facilities and $0.2 million related to relocating our facility in Belgium to the Czech Republic. Organizational redesign costs in the six months ended June 30, 2016 primarily included $3.3 million for termination costs as a result of eliminated positions, $2.4 million of costs related to the shutdown of facilities and $0.5 million of costs related to relocating our facility in Belguim to the Czech Republic.

(c)
Long-term equity awards include the charges associated with stock-based compensation awards granted to certain members of management and independent directors in the three and six months ended June 30, 2017 and 2016.

(d)
Debt costs incurred during the six months ended June 30, 2017 included $25.2 million of debt extinguishment costs and $1.6 million of fees related to the new senior secured term loan facility due September 2023 ("2017 Term Loan Facility").

(e)
Professional fees in the three months ended June 30, 2017 and 2016 included $1.5 million and $1.0 million, respectively, of costs for strategic organizational initiatives. Professional fees in the six months ended June 30, 2017 and 2016 included $3.7 million and $2.1 million, respectively, of costs for strategic organizational initiatives.

(f)	Non-cash fair market value adjustments relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen in the fourth quarter of 2015.

(g)	The annual effective tax rate adjustment primarily includes the tax benefit associated with reconciling net earnings (loss) to Adjusted Net Income.

(h)	Other costs for the six months ended June 30, 2016 included the write-off of a $0.5 million non-trade receivable.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating earnings (loss):
APPT	$4.9	$15.5	$7.0	$25.3
MDCS	30.1	24.3	55.6	52.5
Fluids	5.5	5.0	10.1	9.1
Corporate	(11.9)	(9.1)	(24.4)	(19.2)
Total operating earnings	28.6	35.7	48.3	67.7
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	4.9	4.9	9.7	10.0
Currency effect on intercompany advances (a)	(0.9)	—	(0.9)	—
Organizational redesign costs (b)	10.9	2.8	20.8	4.2
Professional services (e)	0.2	0.1	0.5	0.1
Fair market value adjustments (f)	—	—	—	0.3
Other (g)	—	—	0.3	—
Total APPT Adjustments	15.1	7.8	30.4	14.6
MDCS Adjustments:
Depreciation and amortization	8.0	8.5	16.2	16.7
Currency effect on intercompany advances (a)	(0.9)	(0.8)	(2.7)	(7.1)
Organizational redesign costs (b)	2.8	0.9	3.4	1.9
Professional services (e)	—	0.1	0.2	0.1
Other (g)	0.1	—	0.2	(0.1)
Total MDCS Adjustments	10.0	8.7	17.3	11.5
Fluids Adjustments:
Depreciation and amortization	1.2	1.3	2.4	2.7
Organizational redesign costs (b)	0.4	0.2	0.5	0.3
Other (g)	(0.2)	—	(0.2)	0.5
Total Fluids Adjustments	1.4	1.5	2.7	3.5
Corporate Adjustments:
Depreciation and amortization	0.2	0.3	0.5	0.4
Currency effect on intercompany advances (a)	(1.3)	0.5	(1.4)	(0.2)
Organizational redesign costs (b)	1.8	1.9	2.4	2.5
Long-term equity awards (c)	2.2	0.7	4.5	3.0
Debt costs (d)	—	—	1.6	—
Professional services (e)	1.3	0.8	3.0	1.9
Other (g)	0.3	(0.1)	0.3	—
Total Corporate Adjustments	4.5	4.1	10.9	7.6
Adjusted EBITDA:
APPT	20.0	23.3	37.4	39.9
MDCS	40.1	33.0	72.9	64.0
Fluids	6.9	6.5	12.8	12.6
Corporate	(7.4)	(5.0)	(13.5)	(11.6)
Total Adjusted EBITDA	$59.6	$57.8	$109.6	$104.9

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances within the MDCS segment.

(b)
Organizational redesign costs in the three months ended June 30, 2017 included $3.8 million for termination costs as a result of eliminated positions in APPT and $3.9 million of costs related to relocating our facilities in Italy and Germany to the Czech Republic in APPT. Organizational redesign costs in the six months ended June 30, 2017 included $7.7 million for termination costs as a result of eliminated positions in APPT and $8.7 million of costs related to relocating our facilities in Italy and Germany to the Czech Republic in APPT. Organizational redesign costs in the three months ended June 30, 2016 primarily included $1.7 million of costs related to the shutdown of facilities in APPT and $2.1 million for termination costs as a result of eliminated positions across all segments. Organizational redesign costs in the six months ended June 30, 2016 included $2.4 million of costs related to the shutdown of facilities in APPT and $0.5 million of costs related to relocating our facility in Belgium to the Czech Republic in MDCS. In the six months ended June 30, 2016, organizational redesign costs across all segments included $3.3 million for termination costs as a result of eliminated positions.

(c)
Long-term equity awards in Corporate include the charges associated with stock-based compensation awards granted to certain members of management and independent directors during the three and six months ended June 30, 2017 and 2016.

(d)	Debt costs incurred during the six months ended June 30, 2017 included $1.6 million of fees related to the 2017 Term Loan Facility.

(e)
Professional fees incurred by Corporate in the three months ended June 30, 2017 and 2016 included $1.3 million and $0.8 million, respectively, of costs for strategic organizational initiatives. Professional fees incurred by Corporate in the six months ended June 30, 2017 and 2016 included $3.0 million and $1.9 million, respectively, of costs for strategic organizational initiatives.

(f)	Non-cash fair market value adjustments relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen in the fourth quarter of 2015.

(g)	Other costs for Fluids for the six months ended June 30, 2016 included the write-off of a $0.5 million non-trade receivable.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At June 30, 2017, we had cash and cash equivalents of $94.1 million, of which $10.9 million was held in the U.S. and $83.2 million was held by subsidiaries outside of the U.S. However, if such amounts were repatriated to the U.S., additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted. For amounts we plan to repatriate, appropriate taxes have been accrued and we currently have no plans to repatriate any additional amounts for which U.S. taxes would need to be accrued. At June 30, 2017, we had $72.8 million of availability under our ABL Facility and $13.8 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest. We may from time to time seek to retire our outstanding debt. Such events, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the six months ended June 30, 2017, we used $36.1 million of cash compared to generating $31.6 million in the six months ended June 30, 2016. During the first six months of 2017, cash was used primarily to redeem our Senior Unsecured Notes, fund capital expenditures and pay scheduled interest payments. During the first six months of 2016, cash provided by operations of $49.4 million was partially offset by capital expenditures.
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
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and availability under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $86.6 million under these lines of credit.

The following table shows our statements of cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Statements of cash flow data
Net cash (used in) provided by operating activities	$(1.4)	$49.4
Net cash used in investing activities	(21.5)	(20.3)
Net cash (used in) provided by financing activities	(18.1)	2.0

Cash (used in) provided by operating activities
Operating activities for the six months ended June 30, 2017 used $1.4 million of cash compared to generating $49.4 million for the six months ended June 30, 2016. The decrease was primarily driven by a reduction in working capital improvements when compared to the first six months of 2016.
Cash used in investing activities
Investing activities for the six months ended June 30, 2017 used $21.5 million of cash compared to $20.3 million of cash for the six months ended June 30, 2016. The increase is due to an increase in capital expenditures in 2017, partially offset by an increase in proceeds from disposals of property and equipment. During the six months ended June 30, 2017, we completed the sale of our facility in Mechelen, Belgium generating approximately $3.0 million of net proceeds.
Cash (used in) provided by financing activities
Financing activities for the six months ended June 30, 2017 used $18.1 million compared to providing $2.0 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, cash was used to pay the $18.0 million premium related to the redemption of our Senior Unsecured Notes and for other debt issuance costs and was partially offset by the proceeds associated with the Company's lease financing transaction entered into during the second quarter of 2017. During the six months ended June 30, 2016, cash was generated primarily from proceeds on the exercise of stock options, partially offset by the repurchase of $0.6 million of our Senior Unsecured Notes.
Total debt, excluding unamortized discount and debt issuance costs, was $949.5 million at June 30, 2017 compared to $953.8 million at December 31, 2016. Total debt at June 30, 2017 mainly represented $942.3 million outstanding on the 2017 Term Loan Facility, while the ABL Facility was undrawn except for letter of credit issuances.
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

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. We had approximately $31.8 million of letters of credit outstanding as of June 30, 2017.
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
Description of Other Debt
At June 30, 2017, we have approximately $0.3 million in capital lease obligations outstanding as well as $6.9 million of borrowings under certain lines of credit and discounting programs. We also have approximately $2.0 million of outstanding letters of credit and other commitments related to these facilities at June 30, 2017.
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2016 and during the six months ended June 30, 2017, approximately 53% and 55% of our sales were attributable to our operations outside of the United States, respectively. Approximately 45% of sales in fiscal 2016 were denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility and our 2017 Term Loan Facility are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At June 30, 2017 and December 31, 2016, we had $29.0 million and $12.8 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to six months. As of June 30, 2017, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.3 million. As of December 31, 2016, the net fair value liability of financial instruments with exposure to foreign currency risk was $0.6 million. The fair value of these financial instruments would hypothetically decrease by $2.9 million and $1.2 million as of June 30, 2017 and December 31, 2016, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, 2017 New Term Loan Facility and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.75% to 2.25% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.75% to 1.25% per annum, based on availability. The 2017 Term Loan Facility bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $9.4 million for each 1.00% increase in interest rates.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the second quarter of 2017 or from June 30, 2017 through the date of filing this Quarterly Report on Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following is an index of the exhibits included in this report:

Exhibit Number:

10.1	Lease Agreement (Armstrong Avenue Property), dated June 22, 2017, by and between Skyline Commercial Real Estate Holdings Inc. and Mold-Masters (2007) Limited.
10.2	Lease Agreement (Todd Road Property), dated June 22, 2017, by and between Skyline Commercial Real Estate Holdings Inc. and Mold-Masters (2007) Limited.
10.3	Form of Restricted Stock Award Agreement.
10.4	Form of Performance Stock Unit Award Agreement.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Milacron Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Milacron Holdings Corp.

Date: August 3, 2017	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer