Form 10-K
period 2017-12-31
Milacron Holdings Corp.
filed 2018-02-28
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐ No     ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☐ No     ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒ No     ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☒ No     ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $816 million. In determining this amount, the registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
At February 22, 2018, there were 69,832,732 common shares, $0.01 par value per share, outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2018 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2017.

Milacron Holdings Corp.
Form 10-K
Year Ended December 31, 2017

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
Corporate History
Milacron Inc. began operations in 1860 in Cincinnati, Ohio as a screw, tap and die manufacturer, and expanded over the subsequent decades into a leading U.S. manufacturer of milling machinery and other equipment for metal processing. In the 1940s the company expanded into metalworking fluids and in the 1960s diversified into the growing market for plastic processing equipment by developing a line of injection molding equipment. After consistent growth from the 1960s through the 1990s, the plastic processing technology industry in North America was challenged in the 2001-2009 period by a reduction of spending by its customer base. As a result of significant legacy liabilities, excess production capacity and the 2009 recession, Milacron Inc. filed for bankruptcy protection in March 2009, resulting in the sale later that year of substantially all the assets and certain liabilities and equity interests of the company to newly formed Milacron Holdings Inc. (“MHI”). In April 2012 affiliates of CCMP Capital Advisors, LLC (collectively referred to as “CCMP”), together with certain members of our management, purchased the stock of MHI, forming the current Company. Since 2012, Milacron has expanded its global manufacturing platform and product offering through acquisitions, including Mold-Masters Luxembourg Holdings S.à r.l. ("Mold-Masters") in March 2013, and in June 2015 the Company completed an initial public offering of its common stock.
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
Milacron has strong brand recognition with products sold in over 100 countries across six continents and our established and market driven global footprint is well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Our sales are geographically diversified with 51% in North America, 20% in Europe, 11% in China, 9% in India and 9% in the rest of the world for the year ended December 31, 2017. Our breadth of products, long history, and global reach have resulted in a large installed base of plastic processing machines and hot runner systems as of December 31, 2017.
We are headquartered in Cincinnati, Ohio and have 5,957 employees worldwide. Principal manufacturing facilities are located in the United States, Canada, China, Germany, the Czech Republic and India.
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
Advanced Plastic Processing Technologies ("APPT")
Our APPT segment designs, manufactures and sells plastic processing equipment and systems, which include injection molding, blow molding, extrusion and auxiliary systems along with the related parts and service. We are the only full-line plastic equipment supplier with a significant offering across all three technologies in North America. We provide aftermarket service and support for our core plastic equipment business and are expanding our co-injection product suite. Our APPT segment has a diverse set of customers, including companies who serve in the consumer goods, packaging, electronics, medical, automotive and construction end markets. We believe our competitive strength in APPT is our ability to supply and support our customers through the entire life cycle of their equipment usage to deliver precision parts at the lowest cost for our customers.
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

Melt Delivery and Control Systems ("MDCS")
Our MDCS segment designs, manufactures and sells highly-engineered, technically advanced hot runner and process control systems, mold bases and components, and sells MRO supplies for plastic processing operations. Hot runner systems are designed for each product a customer manufactures on an injection molding machine. Our MDCS segment derives substantially all of its sales from recurring consumable products, parts and services. Hot runner systems are product-specific and replaced frequently due to design changes and innovation in customers’ end products, driving a one to five year replacement cycle. Recurring sales for our MDCS segment is supported by a large estimated installed base of hot runner systems worldwide as of December 31, 2017.
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
Consistent with historical periods, according to an August 2017 Interconnection Consulting report, the hot runner market is expected to grow faster than the overall global economy based on macroeconomic drivers involving product life cycles, demographics, technology conversion and greater use of plastic. Demand within the hot runner market is driven more by the frequency of product design changes and model refreshes than by end product volume, because hot runner systems are typically custom ordered for each new product mold, representing a critical factor in the market’s resiliency during economic cycles.
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
Key Drivers of our Businesses
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy is shifting our revenue and earnings model to be more heavily weighted towards consumables. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 64% and 63% of our sales for the years ended December 31, 2017 and 2016, respectively. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
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
Cost Reduction Initiatives
Since 2014, we have undertaken a number of organizational redesign and cost reduction initiatives to improve our cost structure and operating flexibility. This includes consolidating manufacturing and back office infrastructure in North America and Europe. Milacron incurred approximately $59 million and $33 million of one-time costs related to these projects during the years ended December 31, 2017 and 2016, respectively.
See “Item 1A. - Risk Factors - Our results also depend on the successful implementation of several additional strategic initiatives. We may not be able to implement these strategies successfully, on a timely basis, or at all.”
Customers
Our customers consist of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. We have long-standing relationships with our key customers, having served many of our top customers for over 30 years. In 2017, our largest customer accounted for only 1.2% of total sales and our top 10 largest customers accounted for 7.9% of total sales.
Backlog
Our backlog of unfilled orders increased to $287.0 million at December 31, 2017 from $225.6 million at December 31, 2016. Excluding $15.2 million of favorable effects of foreign currency movements, backlog increased 20.5% compared to December 31, 2016. The increase in our backlog is primarily a result of strength in our equipment business in India and hot runner business in China. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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
Research and Development
We continually invest in research and development to improve the performance of existing products, to bring new products to market and to remain at the technological forefront of the plastic processing, melt delivery and controls and metalworking fluids industries. We have design engineers in all major production regions worldwide, including a global design center in India and research and development centers in the United States and Canada. We invested $17.1 million, $21.1 million and $21.8 million in research and development for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Seasonal Variation in Business
Generally, the highest volume of our APPT equipment sales occurs in our fourth quarter due in large part to the timing of customers' capital spending programs. Accordingly, first quarter equipment sales volume is typically the lowest of the year due to timing of customers' capital spending programs. There is less seasonal variation in business within the MDCS and Fluids segments due to the consumable nature of those products.
Employees
As of December 31, 2017, Milacron had 5,957 employees. Approximately 550 of our European employees belong to works councils or are otherwise subject to labor agreements.
Environmental and Regulatory Matters
We are subject to laws, regulations and permitting requirements relating to the protection of the environment and public and workplace health and safety, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the protection of employee health and safety. Failure to comply with, or imposition of liability under, such laws and regulations could result in significant costs, including clean-up costs, fines and sanctions, and claims by third parties for property damage and personal injury. Some environmental laws impose strict, and in certain circumstances joint and several, liability on present and former owners and operators of facilities and sites for contamination at those locations. Many of our facilities and sites have an extended history of industrial use. From time to time, soil or groundwater contamination has been detected at some of our sites. In the past we have been engaged in investigation and remediation of these facilities. We do not currently believe that any future remediation or compliance costs, or claims of government or other parties, involving environmental, health or safety matters would have a material adverse effect on our business. However, it is not possible to quantify with certainty the potential impact of actions relating to environmental, health and safety matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, due to uncertainties about the status of laws, regulations, technology and information related to individual sites.
Executive Officers
Information required with respect to the Company's executive officers and directors will be included in the Company's 2018 Proxy Statement and is incorporated herein by reference.
The following table sets forth the name, age and principal position with the Company of each of our executive officers as of December 31, 2017:

Name	Age	Position
Thomas Goeke	58	President, Chief Executive Officer and Director
Bruce Chalmers	51	Chief Financial Officer
Thomas Goeke was appointed Chief Executive Officer of Milacron in September 2012 and has served as President from September 2012 to April 2016 and July 2017 to the present. Mr. Goeke previously served as Chief Operating Officer of Seakeeper Inc. from October 2011 to June 2012 and as Chief Executive Officer of Klöckner Pentaplast Group from July 2005 to May 2011.
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
Our business is affected by general economic conditions. Any uncertainty or adverse changes such as turmoil in global economic and political conditions, including through rising interest rates or inflation, commodity prices, high unemployment, increased volatility in global capital markets, international conflicts, sovereign debt concerns and/or other factors beyond our control, could lead to a significant decline in demand for our products. In addition, the success of our business depends on the profitability of our customers’ businesses. Many of our customers are in businesses that are cyclical in nature and sensitive to changes in general economic conditions, such as the packaging, automotive, industrial machinery, construction, consumer goods, electronics and medical industries. The performance of our business is directly related to the production levels of our customers. In particular, prices for plastic resins used to make plastic products and parts tend to fluctuate to a greater degree than our customers can adjust for in the pricing of their products. When resin prices increase, our customers’ profit margins decrease, which may result in lower demand for our products. Therefore, our business is affected by fluctuations in the price of resin, which could have an adverse effect on our business and ability to generate operating cash flows.
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
Approximately 90% of our 2017 sales were realized from the sale of equipment and services to the plastic processing market. A reduction in the usage of plastic would likely result in the reduction of our sales of equipment and services, which could have a material adverse effect on our business, financial condition or results of operations. Factors that could result in a decline in the usage of plastic include, but are not limited to the following:

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

Any of the foregoing factors as well as other factors, including those unknown to us, could result in a decline in the usage of plastic which could have a material adverse effect on our business, financial condition or results of operations.

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
We have implemented and continue to implement several strategic initiatives that are designed to increase our cost savings and revenue, transform our business and improve our performance. These initiatives include expanding low-cost production capabilities and consolidation of facilities, continued back-office integration to a shared service center and implementation of lean sourcing initiatives. The success of our recent initiatives is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing these initiatives, and is largely dependent on the skills, experience, and efforts of our management and other employees. We face a number of uncertainties in connection with the successful implementation of these strategic initiatives. As a result, we may not be successful in implementing these initiatives nor realize anticipated cost savings and increases in sales. If we are unsuccessful in implementing these initiatives, our financial condition, results of operations and cash flows could be adversely affected.
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
Our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. We have operations in many foreign countries, including, but not limited to, countries in Europe and Asia. For the year ended December 31, 2017, markets outside North America represented the following percentages of our sales: Asia 26%; Europe 20%; and the rest of the world 3%. In addition, as of December 31, 2017, approximately 72% of our workforce was located outside the United States.

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
Since a significant portion of our sales are made in currencies other than the U.S. dollar, our financial results are affected by currency fluctuations. The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies, including the Canadian dollar, the Euro, Chinese yuan renminbi, Indian rupee and the U.S. dollar in recent years have fluctuated significantly and may do so in the future.
For the year ended December 31, 2017, approximately 48% of our sales were in currency other than the U.S. dollar. Significant changes in the value of the Canadian dollar, Euro, Chinese yuan renminbi and Indian rupee relative to the U.S. dollar could have an adverse effect on our financial condition and results of operations. If the Canadian dollar, Euro, Chinese yuan renminbi or Indian rupee should weaken against the U.S. dollar in the future, we will experience a negative effect in translating our new orders, sales and earnings when compared to historical results. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it records sales. See “Item 7A. Quantitative and Qualitative Disclosure about Market Risk—Foreign Currency Exchange Rate Risk.” Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and translation risks and any volatility in currency exchange rates may have a material adverse effect on our business, financial condition or results of operations.
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
Our future success and competitive position depend in part upon our ability to obtain and maintain certain proprietary technologies used in our principal products. We may not always be successful in preventing the unauthorized use of our existing intellectual property rights by our competitors. We may not be able to discover unauthorized use of our proprietary technologies in the future or be able to receive any payments therefor. If we are not successful in protecting our intellectual property, it may result in the loss of valuable technologies or require us to make payments to other companies for infringing on their intellectual property rights. We generally rely on patent, trade secret and copyright laws as well as confidentiality agreements with other parties to protect our technologies; however, some of our technologies may not be adequately protected. Confidentiality agreements may be breached or terminated, and we may not have adequate remedies for any breach. A third party could copy or otherwise obtain and use our products or technology without authorization.

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
Our backlog as of December 31, 2017 was $287.0 million. This backlog is based upon anticipated sales revenue from confirmed orders. The majority of our plastic processing machinery products are produced after a price has been agreed to, an order has been received and a deposit has been paid by our customers and generally require delivery within a specified period of time. If we are unsuccessful in recruiting skilled labor, experience delays in purchase component deliveries or experience changes in customer specifications on ordered equipment, the rate at which backlog or open orders are converted into sales may be slower than we have historically experienced. If it takes longer than expected to realize sales, our results of operations and financial condition may be materially and adversely affected. Additionally, any failure to deliver products on a timely basis could result in our customers cancelling their orders, requesting discounts or ceasing to do business with us altogether. Furthermore, the portion of our backlog that may be produced in our foreign subsidiaries is exposed to fluctuations in the applicable foreign currencies, which may be material. The historical relationship of backlog to sales actually realized by us should not be considered indicative of future results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - New Orders and Backlog.”

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
As of December 31, 2017, approximately 550 members (9% of our total number of employees) of our European workforce belong to work councils or are otherwise subject to labor agreements. These employees are primarily members of the European Works Council, as is standard practice in the region. None of our other employees were represented by unions, although it is possible that our workforce will become unionized in the future. Unionization activities could increase our costs, which could have a material adverse effect on our business, financial condition or results of operations.
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
We may be subject to unfavorable changes, including retroactive changes, in the tax laws and regulations to which we are subject. For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law in the United States. The changes in the Tax Act are broad and complex and we continue to examine the impact the Tax Act may have on our business and financial results. Among its many provisions, the Tax Act reduces the corporate tax rate to 21%, repeals the alternative minimum tax, limits the interest deduction, enhances the expensing of capital investments, implements a dividend exemption system, eliminates the deferral of foreign earnings, provides a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. In accordance with applicable SEC guidance, we recorded a provisional net income tax benefit in the fourth quarter of 2017 resulting from the enactment of the Tax Act. This provisional benefit is subject to change, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the Tax Act and future actions by states within the United States that have not currently adopted the Tax Act.
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
As of December 31, 2017, we had net operating loss carryforwards of approximately $136.5 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts through 2029. To the extent these net operating loss carryforward are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code ("Section 382") generally imposes an annual limit on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our net operating loss carryforwards. In addition, our ability to use the current net operating loss carryforwards might be further limited by the issuance of common stock in the future. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.
We have determined that we have experienced multiple ownership changes under Section 382 in prior years. As of December 31, 2017, we have not completed a formal study to determine whether there are Section 382 limitations as a result of ownership changes that occurred during the year ended December 31, 2017. Depending on the results of that study, there could be a material adverse effect on our results of operations.
We have a history of net losses and may not maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis. While we generated net earnings of $1.1 million and $30.5 million for the years ended December 31, 2017 and 2016, we incurred a net loss of $38.8 million for the year ended December 31, 2015. We have historically incurred net losses and may continue to incur losses for the foreseeable future. We may not be able to sustain or increase our growth or profitability in the future. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.

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
As of December 31, 2017, goodwill and other identifiable intangible assets were approximately $867.5 million, or 46.7% of our total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with the guidance under Financial Accounting Standards Board (“FASB”) ASC 350-20, “Intangibles—Goodwill and Other,” we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we sell, challenges to the validity of certain registered intellectual property, reduced sales of certain products incorporating registered intellectual property and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
As of December 31, 2017, we had $945.1 million aggregate principal amount of senior debt outstanding, including $937.5 million under our senior secured term loan facility due September 2023 (the "2017 Term Loan Facility"). We also had $64.9 million (excluding approximately $29.1 million of undrawn letters of credit) of availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and $13.1 million of undrawn availability under other lines of credit, in each case subject to borrowing base or other limitations.
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
As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. As of December 31, 2017, we were in compliance with all of the covenants under our debt instruments. However, we may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the applicable lenders or noteholders and/or amend the covenants. A breach of any of these covenants could result in an event of default under one or more of the credit agreements governing the ABL Facility and the 2017 Term Loan Facility and, if not cured or waived, could give the holders of the defaulted debt a right to accelerate such debt. Acceleration of any of our debt could result in cross-defaults under our other debt instruments.

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
The following table describes our principal owned and leased properties as of December 31, 2017:

Location	Square Footage	Type	Own/ Lease	APPT	MDCS	Fluids
Americas
Atlanta, Georgia	39,000	Manufacturing	Lease	•
Batavia, Ohio	490,000	Manufacturing	Own	•
McPherson, Kansas	93,000	Manufacturing	Lease	•
Mt. Orab, Ohio	213,000	Manufacturing	Own	•
Rowley, Massachusetts	46,000	Manufacturing	Lease	•
Querétaro, Mexico	31,000	Distribution and Service	Lease	•
Southlake, Texas	24,000	Distribution and Service	Lease	•
Tecumseh, Michigan	262,000	Manufacturing	Lease	•
Georgetown, Ontario, Canada	122,000	Manufacturing	Lease		•
Georgetown, Ontario, Canada	54,000	R&D	Lease		•
Brantford, Ontario, Canada	18,000	Manufacturing	Lease		•
Campinas, Brazil	12,000	Manufacturing	Lease	•	•
Madison Heights, Michigan	71,000	Distribution	Own		•
Greenville, Michigan	65,000	Manufacturing	Lease		•
Windsor, Ontario, Canada	24,000	Manufacturing	Own		•
Youngwood, Pennsylvania	140,000	Manufacturing	Own		•
Cincinnati, Ohio	76,000	Manufacturing	Own			•
Querétaro, Mexico	14,000	Distribution and Service	Lease			•
Europe
Berlin, Germany	16,000	Distribution and Service	Lease	•
Magenta, Italy	97,000	Manufacturing	Own	•
Malterdingen, Germany	420,000	Manufacturing	Own	•
Policka, Czech Republic	191,000	Manufacturing	Own	•
Baden-Baden, Germany	36,000	Manufacturing	Lease		•
Hereford, United Kingdom	16,000	Manufacturing	Lease		•
Zeletava, Czech Republic	110,000	Manufacturing	Own		•
Vlaardingen, Netherlands	74,000	Manufacturing	Own			•
Asia Pacific
Ahmedabad, India	201,000	Manufacturing	Own	•
Jiangyin, China	87,000	Manufacturing	Lease	•
Kawasaki, Japan	8,000	Distribution	Own		•
Kunshan, China	176,000	Manufacturing	Own		•
Coimbatore, India	48,000	Office	Lease	•	•	•
Coimbatore, India	25,000	Office	Lease		•
Coimbatore, India	24,000	Manufacturing	Lease		•
Shenzhen, China	19,000	Distribution	Lease		•
Shinoli, India	22,000	Manufacturing	Own		•
Shanghai, China	59,000	Manufacturing	Lease			•
Ulsan, South Korea	100,000	Manufacturing	Own			•
Total	3,523,000

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
ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Equity
The Company's common stock began trading on the New York Stock Exchange (NYSE) under the symbol MCRN on June 25, 2015. As of February 22, 2018, there were approximately 21 holders of record of our common stock.
The table below sets forth for the calendar quarters indicated the reported high and low sales prices of the Company's common stock:

	2017
	High	Low
First Quarter	$19.25	$15.93
Second Quarter	$19.45	$16.88
Third Quarter	$19.57	$15.09
Fourth Quarter	$19.33	$15.90

	2016
	High	Low
First Quarter	$16.74	$11.56
Second Quarter	$18.50	$13.85
Third Quarter	$17.69	$13.52
Fourth Quarter	$19.32	$12.43
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
Issuer Purchases of Equity Securities
None.
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph compares the Company's cumulative total shareholder return with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Dow Jones U.S. Industrial Machinery Index for the period from June 25, 2015 to December 31, 2017, assuming a fixed investment of $100 made at the respective closing prices on June 25, 2015 and the reinvestment of cash dividends.

	June 25, 2015	December 31, 2015	December 31, 2016	December 31, 2017
MCRN	$100	$63.89	$95.15	$97.75
S&P 500 Index	$100	$97.22	$106.49	$127.17
Dow Jones U.S. Industrial Machinery Index	$100	$86.29	$114.89	$150.49

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the periods and as of the dates indicated. The consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements that are included in "Item 8. Financial Statements and Supplementary Data." The consolidated statements of operations data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014, and 2013 are derived from our audited consolidated financial statements that are not present elsewhere in this Form 10-K.
Our historical results are not necessarily indicative of future operating results. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and "Item 8. Financial Statements and Supplementary Data."
Selected Financial Data (U.S. GAAP)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in millions, except per share data)
Balance sheet data:
Cash and cash equivalents	$187.9	$130.2	$67.5	$81.5	$100.7
Accounts receivable, net	186.3	182.3	204.4	183.3	174.5
Inventories, net	267.9	249.5	238.9	238.1	207.4
Property and equipment, net	260.8	243.7	221.8	216.9	203.6
Total assets	1,858.8	1,722.0	1,696.3	1,769.8	1,768.3
Accounts payable	121.6	92.5	79.2	89.9	83.4
Advanced billings and deposits	62.8	52.7	39.7	58.5	56.2
Total debt and capital lease obligations, including current portion (a)	933.2	941.4	939.7	1,013.7	963.5

Statements of operations data:
Net sales	$1,234.2	$1,166.7	$1,179.5	$1,211.3	$1,028.8
Operating earnings	88.0	105.6	71.8	85.1	54.3
Net earnings (loss) attributable to Milacron Holdings Corp.	1.1	30.5	(38.8)	(14.8)	(24.6)

Basic earnings (loss) per share	$0.02	$0.45	$(0.65)	$(0.28)	$(0.55)
Diluted earnings (loss) per share	$0.02	$0.43	$(0.65)	$(0.28)	$(0.55)

Statements of cash flows data:
Net cash provided by operating activities	$110.4	$116.2	$36.8	$37.6	$82.1
Net cash used in investing activities	(38.1)	(56.4)	(73.3)	(94.3)	(993.4)
Net cash (used in) provided by financing activities	(21.9)	6.2	27.8	41.2	964.8
(a) Balances as of December 31, 2013 have been conformed to the 2017 presentation for the classification of debt issuance costs of $25.9 million.
Other Selected Financial Data (Non-GAAP)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in millions)
Adjusted EBITDA	$227.3	$212.8	$213.4	$198.5	$161.6
Adjusted Net Income	128.2	105.7	98.2	74.5	57.0
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

We refer to pages 34 through 38 of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed reconciliation of reported (U.S. GAAP) net earnings (loss) attributable to Milacron Holdings Corp. to Adjusted Net Income and Adjusted EBITDA and operating earnings to Adjusted EBITDA. We also refer to these pages for information regarding, but not limited to, (1) how we believe the Non-GAAP measures provide useful information to investors; (2) how we use the Non-GAAP measures to evaluate our business; and (3) the limitations of these Non-GAAP measures.

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
Executive Overview
For the year ended December 31, 2017, Milacron reported sales of $1,234.2 million, operating earnings of $88.0 million and net earnings of $1.1 million. This compares to sales of $1,166.7 million, operating earnings of $105.6 million and net earnings of $30.5 million for the year ended December 31, 2016. Excluding $7.4 million of favorable effects of foreign currency movements, sales increased 5.2% compared to the prior year. Adjusted EBITDA increased 6.8% to $227.3 million, or 18.4% of sales, during the year ended December 31, 2017 compared to $212.8 million in Adjusted EBITDA, or 18.2% of sales, during the year ended December 31, 2016. Adjusted Net Income increased 21.3% to $128.2 million, or 10.4% of sales, during the year ended December 31, 2017 compared to $105.7 million in Adjusted Net Income, or 9.1% of sales, during the year ended December 31, 2016.
Advanced Plastic Processing Technologies

For the year ended December 31, 2017, APPT generated $689.1 million in sales and $86.3 million in Adjusted EBITDA, or 12.5% of sales, before corporate expenses, compared to $663.9 million in sales and $81.6 million in Adjusted EBITDA, or 12.3% of sales, before corporate expenses, in the same period in 2016. Excluding $6.5 million of favorable effects of foreign currency movements, sales increased 2.8% compared to the prior year.

Melt Delivery and Control Systems

For the year ended December 31, 2017, MDCS generated $423.9 million in sales and $138.2 million in Adjusted EBITDA, or 32.6% of sales, before corporate expenses, compared to $389.9 million in sales and $127.2 million in Adjusted EBITDA, or 32.6% of sales, before corporate expenses, in the same period in 2016. Sales increased 8.7% in 2017 compared to the prior year on both an as-reported and constant currency basis.

Fluid Technologies

For the year ended December 31, 2017, Fluids generated $121.2 million in sales and $26.9 million in Adjusted EBITDA, or 22.2% of sales, before corporate expenses, compared to $112.9 million in sales and $24.4 million in Adjusted EBITDA, or 21.6% of sales, before corporate expenses, in the same period in 2016. Excluding $0.9 million of favorable effects of foreign currency movements, sales increased 6.6% compared to the prior year.

Liquidity

During the year ended December 31, 2017, cash increased $57.7 million primarily driven by cash flow from operations partially offset by capital expenditures and costs incurred in connection with the Company's debt refinancing activity during 2017. Operating activities generated $110.4 million of cash during the year ended December 31, 2017 compared to $116.2 million of cash in the same period in 2016. The decrease in operating cash flow from 2016 was primarily driven by a reduction in working capital improvements when compared to the prior year. Investing activities used $38.1 million of cash during the year ended December 31, 2017 primarily due to capital expenditures. Financing activities used $21.9 million during the year ended December 31, 2017 primarily as a result of the $18.0 million premium paid and other debt refinancing costs incurred in connection with the debt refinancing activity during the first and fourth quarters of 2017. These outflows were partially offset by proceeds received in connection with the Company's lease financing transaction during the second quarter of 2017 and from the exercise of stock options.

Cash on hand at December 31, 2017 was $187.9 million, and we had approximately $78.0 million available for borrowing under our asset-based and other credit facilities.

New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders for the year ended December 31, 2017 were $1,299.9 million, an increase of $108.6 million, or 9.1%, compared to $1,191.3 million for the year ended December 31, 2016. Excluding $7.5 million of favorable effects of foreign currency movements, new orders increased 8.5% compared to the prior period. New orders were primarily impacted by growth in our equipment business in India and growth in our hot runner business in China.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at December 31, 2017 was $287.0 million, an increase of $61.4 million from December 31, 2016. Excluding $15.2 million of favorable effects of foreign currency movements, backlog increased 20.5% compared to December 31, 2016. The increase in our backlog is predominantly driven by our equipment business in India and our hot runner business in China. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$1,234.2	$1,166.7	$1,179.5
Cost of sales	852.3	770.9	775.6
Manufacturing margins	381.9	395.8	403.9
Operating expenses:
Selling, general and administrative expenses	254.0	252.4	261.1
Amortization expense	28.7	31.3	35.9
(Gain) loss on currency translation	(7.3)	(3.3)	21.6
Other expense, net	18.5	9.8	13.5
Total operating expenses	293.9	290.2	332.1
Operating earnings	88.0	105.6	71.8
Interest expense, net	44.5	60.9	68.0
Loss on debt extinguishment	25.2	—	22.2
Earnings (loss) before income taxes	18.3	44.7	(18.4)
Income tax expense	17.2	14.2	20.4
Net earnings (loss)	$1.1	$30.5	$(38.8)

The following table sets forth our sales by segment for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales by segment:
Advanced Plastic Processing Technologies	$689.1	$663.9	$680.8
Melt Delivery and Control Systems	423.9	389.9	383.5
Fluid Technologies	121.2	112.9	115.2
Total	$1,234.2	$1,166.7	$1,179.5

Comparison of the Years Ended December 31, 2017 and 2016
Net Sales
Sales for the year ended December 31, 2017 were $1,234.2 million compared to $1,166.7 million for the year ended December 31, 2016, an increase of $67.5 million or 5.8%. Excluding $7.4 million of favorable effects of foreign currency movements, sales increased $60.1 million, or 5.2%, compared to the prior year.
Sales for our APPT segment for the year ended December 31, 2017 were $689.1 million compared to $663.9 million for the year ended December 31, 2016, an increase of $25.2 million or 3.8%. Excluding $6.5 million of favorable effects of foreign currency movements, sales increased $18.7 million, or 2.8%, compared to the prior year. Regionally, sales benefited from growth primarily in India. End market segment growth was primarily driven by increases in consumer goods, electronics and construction end markets, partially offset by declines in the automotive and medical end markets.
Sales for our MDCS segment for the year ended December 31, 2017 were $423.9 million compared to $389.9 million for the year ended December 31, 2016, an increase of $34.0 million or 8.7%. Regionally, sales benefited from growth primarily in China and Europe, partially offset by a decline in North America. End market growth was primarily driven by increases in the automotive, consumer goods, electronics and custom molders end markets, partially offset by declines in the packaging and medical end markets.

Sales for our Fluids segment for the year ended December 31, 2017 were $121.2 million compared to $112.9 million for the year ended December 31, 2016, an increase of $8.3 million or 7.4%. Excluding $0.9 million of favorable effects of foreign currency movements, sales increased $7.4 million, or 6.6%, compared to the prior year. Regionally, sales benefited from growth primarily in North America, Europe and China with end market growth driven by increases in the automotive, electronics, consumer goods and industrial machinery end markets.
Cost of Sales
Cost of sales for the year ended December 31, 2017 was $852.3 million compared to $770.9 million for the year ended December 31, 2016, an increase of $81.4 million, or 10.6%.
Manufacturing Margin
The Company's manufacturing margin (or gross margin) for the year ended December 31, 2017 was $381.9 million compared to $395.8 million for the year ended December 31, 2016, a decrease of $13.9 million or 3.5%. The manufacturing margin as a percent of sales for the year ended December 31, 2017 was 30.9% compared to 33.9% for the year ended December 31, 2016.
While sales increased during the year ended December 31, 2017 compared to the prior year, the Company encountered competitive pricing pressure within the APPT and MDCS segments. Manufacturing margins have also been negatively impacted by material inflation which has not been fully offset by procurement savings realized by the Company. Within the Company's APPT segment, as a result of higher order rates in the European equipment businesses, the Company experienced operational inefficiencies as a result of the Company's need to manufacture in multiple locations. Within the Company's MDCS segment, due to higher order rates within the hot runner business, incremental overtime and subcontracting costs in North America and China were incurred. Finally, during the fourth quarter of 2017, the Company recorded a $7.7 million inventory write-down associated with the Company's decision to exit a product line within the APPT segment that contributed approximately $3.4 million in sales for the year ended December 31, 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2017 were $254.0 million compared to $252.4 million for the year ended December 31, 2016, an increase of $1.6 million or 0.6%. The increase is primarily related to an increase in stock-based compensation expense, short-term incentive plan expense and expenses incurred in connection with our debt refinancing activities during the first and fourth quarters of 2017. These increases were partially offset by a reduction in research and development costs and certain discretionary costs.
Amortization Expense
Amortization expense related to intangible assets for the year ended December 31, 2017 was $28.7 million compared to $31.3 million for the year ended December 31, 2016, a decrease of $2.6 million or 8.3%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects.
Gain on Currency Translation
The gain on currency translation for the year ended December 31, 2017 was $7.3 million compared to $3.3 million for the year ended December 31, 2016, resulting in a favorable change of $4.0 million. The gains and losses primarily relate to the translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters Luxembourg Holdings S.à r.l ("Mold-Masters") within our MDCS segment.
Other Expense, Net
Other expense, net for the year ended December 31, 2017 was $18.5 million compared $9.8 million for the year ended December 31, 2016, an increase of $8.7 million or 88.8%. The increase is primarily related to severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility. As the employees are required to render service in order to receive the termination benefits, the associated liability and expense are being recognized ratably over the related service period. The increase is also driven by severance expense recorded during the second quarter related to the elimination of certain positions within the Company's APPT and Corporate segments. Additionally, other expense, net includes a $1.4 million goodwill impairment charge recognized during the fourth quarter within the APPT segment.

Operating Earnings
Operating earnings for the year ended December 31, 2017 were $88.0 million compared to $105.6 million for the year ended December 31, 2016, a decrease of $17.6 million or 16.7%. In addition to incremental severance-related costs, the decrease is primarily related to the inventory write-down associated with the Company's decision to exit a product line within the APPT segment and competitive pricing pressure within the APPT and MDCS segments.
Interest Expense, Net
Interest expense, net of interest income, for the year ended December 31, 2017 was $44.5 million compared to $60.9 million for the year ended December 31, 2016, a decrease of $16.4 million or 26.9%. The decrease is primarily due to a reduction in our weighted-average interest rate, when compared to 2016, as a result of our debt refinancings during the first and fourth quarters of 2017.
Loss on Debt Extinguishment
Loss on debt extinguishment was $25.2 million for the year ended December 31, 2017. The loss on debt extinguishment was principally related to the $18.0 million premium paid upon the repayment of our 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes") as well as the write-off of deferred financing costs related to the Senior Unsecured Notes and the senior secured term loan facility due September 2020 ("New Term Loan Facility").
Income Tax Expense
Income tax expense for the year ended December 31, 2017 was $17.2 million compared to $14.2 million for the year ended December 31, 2016, an increase of $3.0 million or 21.1%. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances. The increase is principally related to an increase in earnings in certain foreign jurisdictions paying cash taxes, most notably China and India.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law and it institutes fundamental changes to the taxation of multinational corporations. The Tax Act reduces the corporate tax rate to 21%, repeals the alternative minimum tax, limits the interest deduction, enhances the expensing of capital investments, implements a dividend exemption system, eliminates the deferral of foreign earnings, provides a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The increase in tax expense associated with the increase in earnings was partially offset by an $8.9 million tax benefit the Company recorded in the fourth quarter of 2017 related to the enactment of the Tax Act. This benefit was primarily driven by the release of valuation allowances on our AMT credits and the revaluation of net deferred tax liabilities, partially offset by the recognition of withholding tax liabilities on planned cash repatriation from non-U.S. subsidiaries.
Comparison of the Years Ended December 31, 2016 and 2015
Net Sales
Sales for the year ended December 31, 2016 were $1,166.7 million compared to $1,179.5 million for the year ended December 31, 2015, a decrease of $12.8 million or 1.1%. Excluding $17.2 million of unfavorable effects of foreign currency movements, sales increased $4.4 million, or 0.4%, compared to the prior period.
Sales for our APPT segment for the year ended December 31, 2016 were $663.9 million compared to $680.8 million for the year ended December 31, 2015, a decrease of $16.9 million, or 2.5%. Excluding $7.4 million of unfavorable effects of foreign currency movements, sales decreased $9.5 million, or 1.4%, compared to the prior year. Sales decreased as a result of the equipment business in North America primarily driven by declines in the packaging, electronics and medical industries. These decreases were partially offset by growth in the equipment business in India, Europe and China with increases in the consumer goods and construction industries. Sales were favorably impacted $19.9 million in 2016, when compared to 2015, from the acquisition of CanGen Holdings Inc. ("CanGen") during the fourth quarter of 2015.
Sales for our MDCS segment for the year ended December 31, 2016 were $389.9 million compared to $383.5 million for the year ended December 31, 2015, an increase of $6.4 million, or 1.7%. Excluding $6.6 million of unfavorable effects of foreign currency movements, sales increased $13.0 million, or 3.4%, compared to the prior year. Sales increased as a result of growth in China, Europe, India and North America with increases in the consumer goods, custom molders and packaging industries. These increases were partially offset by declines in the automotive, construction and electronics industries.
Sales for our Fluids segment for the year ended December 31, 2016 were $112.9 million, compared to $115.2 million for the year ended December 31, 2015, a decrease of $2.3 million, or 2.0%. Excluding $3.2 million of unfavorable effects of foreign currency movements, sales increased $0.9 million, or 0.8%, compared to the prior year. Sales increased in China and was partially offset by a decrease in North America.
Cost of Sales
Cost of sales for the year ended December 31, 2016 was $770.9 million compared to $775.6 million for the year ended December 31, 2015, a decrease of $4.7 million, or 0.6%.
Manufacturing Margin
Our manufacturing margin (or gross margin) for the year ended December 31, 2016 was $395.8 million compared to $403.9 million for the year ended December 31, 2015, a decrease of $8.1 million, or 2.0%.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2016 were $252.4 million compared to $261.1 million for the year ended December 31, 2015, a decrease of $8.7 million, or 3.3%. The decrease is primarily related to our organizational redesign initiatives and a decrease in stock-based compensation expense. In connection with our initial public offering ("IPO") in June 2015, we recognized an additional $17.4 million of stock-based compensation expense in 2015 associated with time-based and performance-based awards previously granted under our 2012 Equity Incentive Plan. These awards contained a market condition in which the vesting of the awards was accelerated upon the satisfaction of the market condition. Based upon the trading price of the Company's common stock subsequent to the IPO, the market condition was satisfied which resulted in the vesting of the awards in July 2015 and the Company's recognition of all previously unrecognized stock-based compensation expense associated with these awards. These reductions were partially offset by increased costs related to our acquisition of CanGen in the fourth quarter of 2015.
Amortization Expense
Amortization expense related to intangible assets for the year ended December 31, 2016 was $31.3 million compared to $35.9 million for the year ended December 31, 2015, a decrease of $4.6 million, or 12.8%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects and was partially offset by amortization on certain intangible assets acquired in connection with the acquisition of CanGen in the fourth quarter of 2015.
(Gain) Loss on Currency Translation
The gain on currency translation for the year ended December 31, 2016 was $3.3 million compared to a loss of $21.6 million for the year ended December 31, 2015, resulting in a favorable change of $24.9 million. The gains and losses primarily relate to the translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters within our MDCS segment.
Other Expense, Net
Other expense, net for the year ended December 31, 2016 was $9.8 million compared to expense of $13.5 million for the year ended December 31, 2015, an decrease of $3.7 million, or 27.4%. The decrease is principally driven by expenses incurred in 2015 in connection with our organizational redesign initiatives in Europe as well as the $2.2 million impairment on certain trademarks incurred during the second quarter of 2015 which were discontinued as a result of a rebranding initiative.
Operating Earnings
Operating earnings for the year ended December 31, 2016 were $105.6 million compared to $71.8 million for the year ended December 31, 2015, a decrease of $33.8 million, or 47.1%. The increase in mainly attributable to the gains from currency translation and a reduction in stock-based compensation expense during the year ended December 31, 2017.

Interest Expense, Net
Interest expense, net of interest income, for the year ended December 31, 2016 was $60.9 million compared to $68.0 million for the year ended December 31, 2015, a decrease of $7.1 million, or 10.4%. The decrease is primarily due to the repayment of our 8.375% senior secured notes due 2019 ("Senior Secured Notes") which were replaced by our New Term Loan Facility with a lower interest rate. In addition, interest expense was favorably impacted as a result of a decrease in our average indebtedness during 2016 when compared to 2015.
Loss on Debt Extinguishment
Loss on debt extinguishment was $22.2 million for the year ended December 31, 2015. The loss on debt extinguishment is principally related to the $13.8 million premium paid upon the repayment of our Senior Secured Notes as well as the related write-off of deferred financing costs during the period.
Income Tax Expense
Income tax expense for the year end December 31, 2016 was $14.2 million compared to $20.4 million for the year ended December 31, 2015, a decrease of $6.2 million or 30.4%. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances. The decrease is principally related to the reversal of certain valuation allowances in Germany driven by the Company's organizational redesign initiatives, partially offset by increased earnings. During the fourth quarter of 2016, as a result of changing the ownership structure of our German subsidiaries, the Company can elect to file a consolidated German tax return. This tax planning strategy, which had not been previously available until the fourth quarter of 2016, provides significant positive evidence for the future utilization of the deferred tax assets of the newly formed consolidated group. As a result, the Company recognized a $8.5 million income tax benefit related to the reversal of valuation allowances previously recorded against the deferred tax assets of one member of the group and the Company expects this tax planning strategy to result in at least $1.0 million in annual cash tax savings.
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
The following is a reconciliation of net loss attributable to Milacron Holdings Corp., the most comparable U.S. GAAP measure, to Adjusted Net Income and Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net earnings (loss) attributable to Milacron Holdings Corp.	$1.1	$30.5	$(38.8)
Amortization expense	28.7	31.3	35.9
Currency effect on intercompany advances (a)	(8.7)	(1.6)	23.3
Organizational redesign costs (b)	58.6	32.9	21.7
Long-term equity awards and shareholder fees (c)	9.4	7.1	22.9
Debt costs (d)	27.1	—	23.2
Acquisition integration costs (e)	—	—	3.7
Professional services (f)	6.5	4.7	5.2
Business combination costs (g)	—	—	0.4
Fair market value adjustments (h)	—	0.2	—
Annual effective tax rate adjustment (i)	(7.5)	(3.4)	—
Other (j)	13.0	4.0	0.7
Adjusted Net Income	128.2	105.7	98.2
Income tax expense	24.7	17.6	20.4
Interest expense, net	44.5	60.9	68.0
Depreciation expense	29.9	28.6	26.8
Adjusted EBITDA	$227.3	$212.8	$213.4

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances associated with the acquisition of Mold-Masters.

(b)
Organizational redesign costs for the year ended December 31, 2017 primarily include $17.6 million for termination costs as a result of eliminated positions, $21.7 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic and $4.0 million of costs related to our facility consolidation in North America. Organizational redesign costs for the year ended December 31, 2016 primarily include $13.3 million for termination costs as a result of eliminated positions, $4.4 million of costs related to the shutdown of facilities, $5.2 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic and $0.5 million of costs related to the restructuring of Fluids in Europe. Organizational redesign costs in the year ended December 31, 2015 primarily included $9.3 million of costs related to relocating our facilities in Italy and Belgium to the Czech Republic, $4.4 million for termination costs as a result of eliminated positions, $3.7 million of costs related to the restructuring of Fluids in Europe, and $1.4 million of costs related to the shutdown of facilities.

(c)
Long-term equity awards and shareholder fees include the charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the years ended December 31, 2017, 2016 and 2015. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)
Debt costs incurred during the year ended December 31, 2017 included $25.2 million of debt extinguishment costs and $1.9 million of fees related to the $947.0 million senior secured term loan facility due September 2023. Debt costs incurred during the year ended December 31, 2015 included $22.2 million of debt extinguishment costs and $1.0 million of fees related to the New Term Loan Facility.

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

(f)
Professional fees in the years ended December 31, 2017 and 2016 included $6.5 million and $4.7 million, respectively, of costs for strategic organizational initiatives. Professional fees in the year ended December 31, 2015 included $2.8 million of fees for readiness initiatives associated with our IPO and $1.9 million of costs for strategic organizational initiatives.

(g)	Business combination costs relate to certain professional, audit and other fees related to the acquisition of CanGen.

(h)
Non-cash fair market value adjustments in the year ended December 31, 2016 relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen in the fourth quarter of 2015.

(i)	The annual effective tax rate adjustment primarily includes the tax benefit associated with reconciling net earnings (loss) to Adjusted Net Income.

(j)
Other costs for the year ended December 31, 2017 primarily include $7.7 million of costs to write-down the inventory of a discontinued product line and $1.4 million of goodwill impairment. Other costs for the year ended December 31, 2016 includes $1.4 million related to the impairment of certain software licenses and the write-off of a $0.5 million non-trade receivable. Other costs for the year ended December 31, 2015 included a $1.5 million non-cash gain related to the termination of a postretirement medical benefit plan and a non-cash charge of $2.2 million related to the impairment of certain trademarks.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Operating earnings (loss):
APPT	$10.6	$34.9	$55.3
MDCS	102.5	91.4	52.1
Fluids	20.7	17.4	12.9
Corporate	(45.8)	(38.1)	(48.5)
Total operating earnings	88.0	105.6	71.8
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	19.1	20.3	19.9
Currency effect on intercompany advances (a)	(2.0)	(0.1)	—
Organizational redesign costs (b)	45.9	22.6	7.0
Acquisition integration costs (e)	—	—	1.2
Professional services (f)	0.8	0.6	0.2
Fair market value adjustments (h)	—	0.3	—
Other (i)	11.9	3.0	2.2
Total APPT Adjustments	75.7	46.7	30.5
MDCS Adjustments:
Depreciation and amortization	33.5	33.2	35.7
Currency effect on intercompany advances (a)	(6.9)	(3.0)	23.2
Organizational redesign costs (b)	8.3	5.2	8.3
Acquisition integration costs (e)	—	—	1.7
Professional services (f)	0.4	0.1	0.3
Fair market value adjustments (h)	—	(0.1)	—
Other (i)	0.4	0.4	—
Total MDCS Adjustments	35.7	35.8	69.2
Fluids Adjustments:
Depreciation and amortization	4.9	5.5	6.7
Organizational redesign costs (b)	1.4	1.0	5.0
Professional services (f)	—	—	0.1
Other (i)	(0.1)	0.5	—
Total Fluids Adjustments	6.2	7.0	11.8
Corporate Adjustments:
Depreciation and amortization	1.1	0.9	0.4
Currency effect on intercompany advances (a)	0.2	1.5	0.1
Organizational redesign costs (b)	3.0	4.1	1.4
Long-term equity awards and shareholder fees (c)	9.4	7.1	22.9
Debt costs (d)	1.9	—	1.0
Acquisition integration costs (e)	—	—	0.8
Professional services (f)	5.3	4.0	4.6
Business combination costs (g)	—	—	0.4
Other (i)	0.8	0.1	(1.5)
Total Corporate Adjustments	21.7	17.7	30.1
Adjusted EBITDA:
APPT	86.3	81.6	85.8
MDCS	138.2	127.2	121.3
Fluids	26.9	24.4	24.7
Corporate	(24.1)	(20.4)	(18.4)
Total Adjusted EBITDA	$227.3	$212.8	$213.4

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar pursuant to intercompany advances associated with the acquisition of Mold-Masters within the MDCS segment.

(b)
Organizational redesign costs in the year ended December 31, 2017 included $13.0 million for termination costs as a result of eliminated positions and $20.8 million of costs related to relocating our facilities in Italy and Germany to the Czech Republic in APPT. Organizational redesign costs in the year ended December 31, 2017 also included $1.8 million of termination costs as a result of eliminated positions and $4.0 million of costs related to our facility consolidation in North America within MDCS. Organizational redesign costs in the year ended December 31, 2016 included $4.4 million of costs related to the shutdown of facilities in APPT, $5.1 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic in APPT and MDCS and $0.5 million of costs related to the restructuring of Fluids in Europe. In the year ended December 31, 2016, organizational redesign costs across all segments included $13.3 million for termination costs as a result of eliminated positions. Organizational redesign costs in APPT and MDCS segments in the year ended December 31, 2015 included $4.3 million and $5.0 million for costs related to relocating our facilities in Italy and Belgium to the Czech Republic, respectively. As incurred at the respective segments, organizational redesign costs in the year ended December 31, 2015 included $4.4 million for termination costs as a result of eliminated positions. Organizational redesign costs for Fluids during the year ended December 31, 2015 included $3.7 million of severance and one-time project costs related to restructuring in Europe.

(c)
Long-term equity options and shareholder fees in Corporate included the non-cash charges associated with stock-based compensation awards granted to certain executives and independent directors and a cash advisory fee paid to CCMP in the years ended December 31, 2017, 2016 and 2015. The cash advisory payment to CCMP ceased as of the effective date of our IPO.

(d)
Debt costs incurred during the year ended December 31, 2017 included $1.9 million of fees related to the 2017 Term Loan Facility. Debt costs incurred during the year ended December 31, 2015 included $1.0 million of fees to increase the New Term Loan Facility.

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

(f)
Professional fees incurred by Corporate in the year ended December 31, 2017 and 2016 included $5.3 million and $4.0 million, respectively, of costs for strategic organizational initiatives. Professional fees incurred by Corporate in the year ended December 31, 2015 included $2.0 million of costs for strategic organizational initiatives and $2.6 million of costs for readiness initiatives associated with our IPO.

(g)	Business combination costs for Corporate relate to certain professional, audit and other fees related to the acquisition of CanGen.

(h)	Non-cash fair market value adjustments relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen in the fourth quarter of 2015.

(i)
Other costs in APPT for the year ended December 31, 2017 primarily include $7.7 million of costs to write-down the inventory of a discontinued product line and $1.4 million of goodwill impairment. Other costs for APPT in the year ended December 31, 2016 includes $1.4 million related to the impairment of certain software licenses. Other costs for Fluids in the year ended December 31, 2016 includes the write-off of a $0.5 million non-trade receivable. Other costs in APPT for the year ended December, 31 2015 included a non-cash charge of $2.2 million related to the impairment of certain trademarks. Other costs in Corporate for the year ended December 31, 2015 included a $1.5 million non-cash gain related to the termination of a postretirement medical benefit plan.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At December 31, 2017, we had cash and cash equivalents of $187.9 million, of which $49.8 million was held in the U.S. and $138.1 million was held by subsidiaries outside of the U.S. However, if such amounts were repatriated to the U.S., additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted. For amounts we plan to repatriate, appropriate taxes have been accrued and we currently have no plans to repatriate any additional amounts for which U.S. or foreign taxes would need to be accrued. At December 31, 2017, we had $64.9 million of availability under the ABL Facility and $13.1 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest. We may from time to time seek to retire our outstanding debt. Such events, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the year ended December 31, 2017, we generated $57.7 million of cash compared to $62.7 million in the year ended December 31, 2016. During the year ended December 31, 2017, cash provided by operations was partially offset by capital expenditures and costs incurred in connection with the Company's debt refinancing activity during 2017. During the year ended December 31, 2016, cash provided by operations of $116.2 million was partially offset by capital expenditures.

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
On November 8, 2017, the Company re-priced the 2017 Term Loan Facility. The applicable margins for borrowings are now (i) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00. No other terms of the facility were changed.
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility, 2017 Term Loan Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $78.0 million under these lines of credit.
The following table shows our statements of cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Statements of cash flow data
Net cash provided by operating activities	$110.4	$116.2	$36.8
Net cash used in investing activities	(38.1)	(56.4)	(73.3)
Net cash (used in) provided by financing activities	(21.9)	6.2	27.8
Cash provided by operating activities
Operating activities for the year ended December 31, 2017 generated $110.4 million of cash compared to $116.2 million for the year ended December 31, 2016. The decrease was primarily driven by a reduction in working capital improvements when compared to the prior year.
Operating activities for the year ended December 31, 2016 generated $116.2 million of cash compared to $36.8 million for the year ended December 31, 2015. The increase was primarily driven by improvements in working capital including the collection of outstanding accounts receivable and an increase in advanced billings and deposits received.
Cash used in investing activities
Investing activities for the year ended December 31, 2017 used $38.1 million of cash compared to $56.4 million of cash for the year ended December 31, 2016. The decrease is a result of a reduction in capital expenditures during the year ended December 31, 2017. Capital expenditures during the year ended December 31, 2016 included $10.8 million related to the purchase of two properties located in Ontario, Canada which were previously leased and subsequently sold during the year ended December 31, 2017.

Investing activities for the year ended December 31, 2016 used $56.4 million of cash compared to $73.3 million of cash for the year ended December 31, 2015. The decrease is a result of the CanGen acquisition which occurred in 2015, partially offset by an increase in capital expenditures during the year ended December 31, 2016. Capital expenditures for the year ended December 31, 2016 include the Company's $10.8 million purchase in the fourth quarter of two properties located in Halton Hills, Ontario, Canada which were previously leased.
Cash (used in) provided by financing activities
Financing activities for the year ended December 31, 2017 used $21.9 million compared to generating $6.2 million for the year ended December 31, 2016. During the year ended December 31, 2017, cash was used primarily for an $18.0 million premium paid and other debt refinancing costs incurred in connection with the debt refinancing activity during the first and fourth quarters of 2017. These outflows were partially offset by proceeds received in connection with the Company's lease financing transaction during the second quarter of 2017 and from the exercise of stock options. During the year ended December 31, 2016, cash was generated primarily from proceeds on the exercise of stock options, partially offset by the repurchase of $0.6 million of our Senior Unsecured Notes.
Financing activities for the year ended December 31, 2016 generated $6.2 million compared to $27.8 million for the year ended December 31, 2015. During the year ended December 31, 2016, cash was generated primarily from proceeds on the exercise of stock options, partially offset by the repurchase of $0.6 million of our Senior Unsecured Notes. During the year ended December 31, 2015, cash was generated from the proceeds of our IPO and the New Term Loan Facility, partially offset by the payment of dividends, the redemption of our Senior Secured Notes and the Term Loan Facility and costs associated with our IPO.
Excluding unamortized discount and debt issuance costs, total debt was $945.1 million at December 31, 2017 compared to $953.8 million at December 31, 2016. Total debt at December 31, 2017 included $937.5 million outstanding on the 2017 Term Loan Faciliy while the ABL Facility was undrawn except for letter of credit issuances.
Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. We had approximately $29.1 million of letters of credit outstanding as of December 31, 2017.
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
Description of the Senior Unsecured Notes
On March 28, 2013, we issued $465.0 million aggregate principal amount of Senior Unsecured Notes pursuant to an indenture, among the Company, Mcron Finance Corp, the guarantors party thereto and U.S. Bank National Association, as Trustee (the “2013 Indenture”). The Senior Unsecured Notes were set to mature on February 15, 2021 and interest on the Senior Unsecured Notes was payable semi-annually on February 15 and August 15 of each year. The Senior Unsecured Notes were issued in a private transaction that is not subject to the registration requirements of the Securities Act. The Senior Unsecured Notes were guaranteed, jointly and severally, on a senior unsecured basis by Milacron Holdings Corp. and each of our wholly-owned domestic subsidiaries that are obligors under our ABL Facility and New Term Loan Facility. The Senior Unsecured Notes were redeemable, in whole or in part, at any time on or after February 15, 2016 on the redemption dates and at the redemption prices set forth in the 2013 Indenture. In addition, we may redeem up to 40% of the Senior Unsecured Notes before February 15, 2016 with the net cash proceeds from certain equity offerings. We may also redeem some or all of the Senior Unsecured Notes before February 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a ‘‘make whole’’ premium. In addition, we may be required to make an offer to purchase the Senior Unsecured Notes upon the sale of certain assets and upon a change of control.
As noted above, on February 15, 2017 we redeemed the remaining $464.4 million aggregate principal amount outstanding of our Senior Unsecured Notes.
Description of the New Term Loan Facility
On May 14, 2015, we entered into the $730.0 million New Term Loan Facility, pursuant to a term loan agreement, among Milacron Holdings Corp., Milacron LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The New Term Loan Facility was set to mature on September 28, 2020. The New Term Loan Facility ranked equal in right of payment with all existing and future senior indebtedness of the issuers and guarantors. The New Term Loan Facility was also secured by a second-priority lien on all of the assets of the Company, Milacron LLC and the guarantors that secure the ABL Facility. The interest rate applicable to the New Term Loan Facility was, at our option, equal to either (i) the published LIBOR rate, plus a margin of, depending upon the current total net leverage ratio, 3.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) to 3.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus depending upon the current total net leverage ratio, 2.25% (if our total net leverage ratio is less than or equal to 4.00 to 1.00) to 2.50% (if our total net leverage ratio is greater than 4.00 to 1.00) per annum. In no event will the LIBOR rate be less than 1.00% at any time.
On June 30, 2015 we completed our IPO whereby the Company sold 14,285,714 shares of common stock at a price of $20.00 per share. The net proceeds, in part, were used to repay $248.0 million outstanding under the New Term Loan Facility. On February 15, 2017 we repaid $482.0 million, which represented all amounts outstanding under the New Term Loan Facility.

Description of the 2017 Term Loan Facility
On February 15, 2017, we entered into the $947.0 million 2017 Term Loan Facility, pursuant to a term loan agreement, among Milacron Holdings Corp., Milacron LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2017 Term Loan Facility matures on September 28, 2023. The 2017 Term Loan Facility is secured by a first-priority lien on substantially all of the Company and guarantors’ assets other than accounts receivable, inventory, and other certain assets. The 2017 Term Loan Facility is also secured by a second-priority lien on all of the assets of the Company, Milacron LLC and the guarantors that secure the ABL Facility. The interest rate applicable to the 2017 Term Loan Facility is, at our option, equal to either (i) the published LIBOR rate, plus a margin of, depending upon the current total net leverage ratio, 2.75% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) to 3.00% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum or (3) published LIBOR rate plus 1.00%. In no event will the LIBOR rate be less than 0.00% at any time. The 2017 Term Loan Facility provides us with the right, at any time, to request one or more incremental term increases not to exceed (x) $220.0 million plus (y) an additional amount subject to compliance on a pro forma basis with a total net secured leverage ratio not to exceed 4.00 to 1.00. The following amounts will be applied to repay the New Term Loan Facility, subject to certain thresholds, carve-outs and exceptions: (i) 100% of the net cash proceeds of any incurrence of debt by us and certain of our subsidiaries, (ii) 100% of net cash proceeds of any non-ordinary course sale or other disposition of assets by us or certain subsidiaries and (iii) 50% of our excess cash flow, subject to certain reductions.
On November 8, 2017, the Company re-priced the 2017 Term Loan Facility. The applicable margins for borrowings are now (i) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00. No other terms of the facility were changed.
Description of Other Debt
At December 31, 2017, we had approximately $0.2 million in capital lease obligations outstanding as well as $7.4 million of borrowings under certain lines of credit. We also had approximately $2.5 million of outstanding letters of credit and other commitments related to these facilities at December 31, 2017.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017:

	Total	2018	2019 - 2020	2021 - 2022	Beyond 2022
	(in millions)
2017 Term Loan Facility	$937.5	$9.4	$19.0	$19.0	$890.1
Interest on long term debt (a)	229.3	40.9	80.6	79.0	28.8
Capital lease obligations and other	0.2	0.1	0.1	—	—
Estimated pension benefit payments (b)	13.1	1.0	2.1	2.7	7.3
Operating leases	34.3	10.3	12.3	6.5	5.2
Total (c)	$1,214.4	$61.7	$114.1	$107.2	$931.4
(a) Amounts include contractual interest payments using the interest rates as of December 31, 2017 applicable to our variable-rate debt and stated fixed interest rates for fixed-rate debt.
(b) Amounts include estimated pension benefit payments based on actuarial estimates and are estimated through 2027.
(c) The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 4 of the Notes to Consolidated Financial Statements for additional information.
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
Goodwill and Indefinite-Lived Intangible Assets
We perform an annual impairment assessment for goodwill and intangible assets with indefinite useful lives as of October 1, or more frequently when impairment indicators exist. The annual impairment assessment for goodwill is performed at the reporting unit level, which is at the operating segment level or one level below the operating segment. We may first perform a qualitative assessment which includes assessing a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity-specific factors such as strategies and financial performance, when evaluating the potential for impairment of goodwill. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired. For reporting units in which this impairment assessment is not conclusive that it is more likely than not that the fair value is greater than its carrying value, we compare the estimated fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists.
For all of our reporting units in 2017, we performed the aforementioned comparison whereby we compared the estimated fair value of the reporting unit to its carrying value, including goodwill. For one of our reporting units, the carrying value exceeded the estimated fair value and as a result a $1.4 million impairment was recognized during the year ended December 31, 2017 within our APPT segment. The estimated fair value of each reporting unit exceeded the carrying amount for all other periods presented. The estimated fair value of all reporting units is determined by using a discounted cash flow approach, with an appropriate risk adjusted discount rate, and a market approach. The significant estimates and assumptions utilized in determining the estimated fair value of each reporting unit included projected sales growth, operating earnings rates, working capital requirements, capital expenditures, terminal growth rates, discount rates per reporting unit and the selection of peer company multiples. We also used comparable market earnings multiple data to corroborate our reporting unit valuation. Due to the historical and projected performance of all other reporting units, we believe that it is more likely than not that the fair value of this reporting unit exceeds the carrying amount, unless future sales and cash flow projections differ significantly from our current estimates as a result of unforeseen circumstances or if the assumed weighted-average cost of capital were to become substantially higher in future periods.
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
Long-Lived Assets
Expenditures for long-lived assets, including property and equipment and definite-lived intangible assets, are recorded at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recorded values of long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale).
The carrying values of long-lived assets are reviewed if facts and circumstances indicate potential impairment of their carrying value. If the review indicates that the long-lived assets are impaired, as determined by the undiscounted cash flow method, the carrying value will be reduced to the estimated fair value.
Defined Benefit Pension Plans
The determination of pension obligations and the related pension expense or credits to operations for our defined benefit plans (“Plans”) involves significant estimates. The most significant estimate is the discount rate used to calculate the actuarial present value of benefit obligations for each Plan. Accumulated and projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. The weighted-average discount rates for our Plans at December 31, 2017, 2016 and 2015 were 1.80%, 2.71% and 2.44%, respectively. We evaluate the discount rates for our Plans at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
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

At December 31, 2017, as a result of an updated analysis of future cash needs in the U.S. and opportunities for investment outside the U.S., we assert that all foreign earnings will be indefinitely reinvested with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. We will continue to monitor our assertion related to investment of foreign earnings. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on our consolidated financial statements.
On December 22, 2017, the Tax Act was enacted that institutes fundamental changes to the taxation of multinational corporations. The Tax Act reduces the corporate tax rate to 21%, repeals the alternative minimum tax, limits the interest deduction, enhances the expensing of capital investments, implements a dividend exemption system, eliminates the deferral of foreign earnings, provides a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. As part of the transition to the new tax system, the Act imposes a one-time transition tax on historical undistributed earnings of foreign affiliates through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Act also require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will have incremental U.S. taxable income as a result of the GILTI provisions beginning in 2018. The FASB states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. At December 31, 2017, because the Company is still evaluating the GILTI provisions and the Company's analysis of future taxable income that is subject to GILTI, the Company is unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in the Company's consolidated financial statements.
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. During the years ended December 31, 2017, 2016 and 2015, approximately 57%, 53% and 51% of our sales were attributable to our operations outside of the United States, respectively. Approximately 48% of sales in fiscal 2017 were typically denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our senior secured asset-based revolving credit facility ("ABL Facility") and our senior secured term loan facility due September 2023 ("2017 Term Loan Facility"), are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At December 31, 2017 and 2016, we had $5.1 million and $12.8 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to three months. At December 31, 2017, the net fair value of financial instruments with exposure to foreign currency risk was insignificant at December 31, 2016, the net fair value liability of financial instruments with exposure to foreign currency risk was $0.6 million. The fair value of these financial instruments would hypothetically decrease by $0.5 million and $1.2 million as of December 31, 2017 and 2016, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, our 2017 Term Loan Facility and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.75% to 2.25% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.75% to 1.25% per annum, based on availability. Interest on the 2017 Term Loan Facility accrues, at our option, equal to either (i) the published LIBOR rate, plus a margin of 2.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 2.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus 1.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 1.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum. In no event will the LIBOR rate be less than 0.00% at any time. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $9.4 million for each 1.00% increase in interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm..............................................................................	48
Consolidated Balance Sheets as of December 31, 2017 and 2016....................................................................	49
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015...................	50
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015.............................................................................................................................................................	51
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015...	52
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015..................	53
Notes to Consolidated Financial Statements......................................................................................................	55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Milacron Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Milacron Holdings Corp. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Cincinnati, Ohio
February 28, 2018

MILACRON HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$187.9	$130.2
Accounts receivable, less allowance for doubtful accounts of $6.5 and $8.2 at December 31, 2017 and 2016, respectively	186.3	182.3
Inventories, net:
Raw materials	90.2	81.3
Work-in-process	56.0	52.6
Finished products	121.7	115.6
Total inventories	267.9	249.5
Prepaid and other current assets	62.8	46.3
Total current assets	704.9	608.3
Property and equipment, net	260.8	243.7
Goodwill	535.1	507.9
Intangible assets, net	332.4	341.8
Other noncurrent assets	25.6	20.3
Total assets	$1,858.8	$1,722.0
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$7.4	$7.0
Long-term debt and capital lease obligations due within one year	9.4	0.3
Accounts payable	121.6	92.5
Advanced billings and deposits	62.8	52.7
Accrued salaries, wages and other compensation	29.7	26.7
Accrued interest	0.6	13.9
Other current liabilities	75.1	59.7
Total current liabilities	306.6	252.8
Long-term debt and capital lease obligations, less unamortized discount and debt issuance costs	916.4	934.1
Deferred income tax liabilities	60.4	64.4
Accrued pension liabilities	30.9	27.8
Other noncurrent accrued liabilities	23.8	8.0
Total liabilities	1,338.1	1,287.1
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 69,644,918 and 68,473,561 issued and outstanding as of December 31, 2017 and 2016, respectively	0.7	0.7
Capital in excess of par value	675.9	661.0
Retained deficit	(70.5)	(68.9)
Accumulated other comprehensive loss	(85.4)	(157.9)
Total shareholders’ equity	520.7	434.9
Total liabilities and shareholders’ equity	$1,858.8	$1,722.0
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Net sales	$1,234.2	$1,166.7	$1,179.5
Cost of sales	852.3	770.9	775.6
Manufacturing margins	381.9	395.8	403.9
Operating expenses:
Selling, general and administrative expenses	254.0	252.4	261.1
Amortization expense	28.7	31.3	35.9
(Gain) loss on currency translation	(7.3)	(3.3)	21.6
Other expense, net	18.5	9.8	13.5
Total operating expenses	293.9	290.2	332.1
Operating earnings	88.0	105.6	71.8
Interest expense, net	44.5	60.9	68.0
Loss on debt extinguishment	25.2	—	22.2
Earnings (loss) before income taxes	18.3	44.7	(18.4)
Income tax expense	17.2	14.2	20.4
Net earnings (loss)	$1.1	$30.5	$(38.8)
Earnings (loss) per share:
Basic	$0.02	$0.45	$(0.65)
Diluted	$0.02	$0.43	$(0.65)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net earnings (loss)	$1.1	$30.5	$(38.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	71.7	(45.5)	(59.1)
Unrecognized postretirement plan gain (loss)	0.1	(2.7)	1.0
Unrealized gain (loss) on hedging activities	0.7	(0.6)	3.1
Total other comprehensive income (loss), net of tax	72.5	(48.8)	(55.0)
Comprehensive income (loss)	$73.6	$(18.3)	$(93.8)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock (Shares)	Common Stock	Capital In Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Totals
	(in millions, except share data)
Balance at December 31, 2014	52,286,100	$0.5	$499.6	$(60.6)	$(54.1)	$385.4
Capital contribution	14,703,931	0.2	293.8	—	—	294.0
Initial public offering issuance costs	—	—	(21.3)	—	—	(21.3)
Dividends paid	—	—	(144.6)	—	—	(144.6)
Stock-based compensation activity	306,647	—	21.2	—	—	21.2
Net loss	—	—	—	(38.8)	—	(38.8)
Other comprehensive loss, net of tax	—	—	—	—	(55.0)	(55.0)
Balance at December 31, 2015	67,296,678	0.7	648.7	(99.4)	(109.1)	440.9
Stock-based compensation activity	1,176,883	—	12.3	—	—	12.3
Net earnings	—	—	—	30.5	—	30.5
Other comprehensive loss, net of tax	—	—	—	—	(48.8)	(48.8)
Balance at December 31, 2016	68,473,561	0.7	661.0	(68.9)	(157.9)	434.9
Adjustment to adopt new accounting standards	—	—	0.8	(2.7)	—	(1.9)
Balance at January 1, 2017	68,473,561	0.7	661.8	(71.6)	(157.9)	433.0
Stock-based compensation activity	1,171,357	—	14.1	—	—	14.1
Net earnings	—	—	—	1.1	—	1.1
Other comprehensive income, net of tax	—	—	—	—	72.5	72.5
Balance at December 31, 2017	69,644,918	$0.7	$675.9	$(70.5)	$(85.4)	$520.7
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Operating activities
Net earnings (loss)	$1.1	$30.5	$(38.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	58.6	59.9	62.7
Unrealized (gain) loss on currency translation of intercompany advances	(8.7)	(1.6)	23.3
Amortization of debt issuance costs and discount	3.0	3.8	4.0
Gain on termination of postretirement plan	—	—	(1.5)
Loss on debt extinguishment	25.2	—	22.2
Trademark impairment	—	—	2.2
Other non-cash asset impairment	—	1.6	—
Goodwill impairment	1.4	—	—
Inventory write-down - discontinued product line	7.7	—	—
Non-cash stock-based compensation expense	8.8	5.3	20.8
Deferred income taxes	(8.4)	(8.6)	(5.3)
Changes in assets and liabilities:
Accounts receivable	8.0	16.2	(28.3)
Inventories	(11.9)	(16.0)	(8.8)
Prepaid and other current assets	(9.9)	(8.9)	2.0
Accounts payable	24.6	12.5	(3.1)
Advanced billings and deposits	7.8	13.9	(17.1)
Other current liabilities	(2.7)	1.8	3.3
Other noncurrent assets	1.3	5.0	0.5
Other noncurrent accrued liabilities	4.5	0.8	(1.3)
Net cash provided by operating activities	110.4	116.2	36.8
Investing activities
Purchases of property and equipment	(39.8)	(57.3)	(52.7)
Proceeds from disposals of property and equipment	3.8	0.9	1.6
Acquisitions, net of cash acquired	(2.1)	—	(22.2)
Net cash used in investing activities	(38.1)	(56.4)	(73.3)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	1,016.3	—	806.3
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(1,025.6)	(0.8)	(885.0)
Net decrease in short-term borrowings (original maturities of 90 days or less)	(0.1)	—	(1.1)
Debt extinguishment costs	(18.0)	—	(13.8)
Dividends paid	—	—	(144.6)
Proceeds from the issuance of common stock	—	—	294.0
Initial public offering issuance costs	—	—	(21.3)
Proceeds from exercise of stock options	5.3	7.0	0.4
Proceeds from lease financing transaction	10.9	—	—
Debt issuance costs	(10.7)	—	(7.1)
Net cash (used in) provided by financing activities	(21.9)	6.2	27.8
Effect of exchange rate changes on cash	7.3	(3.3)	(5.3)
Increase (decrease) in cash and cash equivalents	57.7	62.7	(14.0)
Cash and cash equivalents at beginning of year	130.2	67.5	81.5
Cash and cash equivalents at end of year	$187.9	$130.2	$67.5

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$56.3	$58.6	$67.4
Income taxes, net	$26.2	$24.6	$23.2
Significant non-cash transactions:
Accrued expenditures for property and equipment at December 31	$2.5	$5.2	$2.4
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2017 and 2016 and for the
Years Ended December 31, 2017, 2016 and 2015
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
During 2017, the Company entered into an accounts receivable factoring agreement to sell certain unsecured receivables, without recourse, to an unrelated third-party financial institution. Under the terms of the agreement, the Company retains no rights or interest and has no obligations with respect to the receivables. As such, the factoring under this arrangement is accounted for as a sale. The Company sold $5.7 million of receivables during 2017. The loss on factoring during 2017 was insignificant. The receivables sold under this agreement were recorded as a reduction of accounts receivable and proceeds as cash provided by operating activities.
Inventories
Inventories consist of metalworking fluids and chemicals, machinery parts and supplies, and machines and components manufactured or in the process of assembly. Inventories are stated at the lower of cost or market. The principal methods of determining costs are average or standard costs, which approximate the first-in, first-out method.
Inventories are recorded net of reserves for obsolescence of $32.6 million and $16.8 million at December 31, 2017 and 2016, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on age, saleability and market conditions.
Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt and amortizes these costs over the lives of the debt instruments using the effective interest method or the straight-line method based on the terms of the underlying debt instrument. These costs are recorded as debt issuance costs as a direct reduction from the carrying amount of the corresponding debt liability in the accompanying Consolidated Balance Sheets and the related amortization of debt issuance costs is included within interest expense, net within the Consolidated Statements of Operations and amounted to $2.4 million, $3.8 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Property and equipment consist of the following as of:

	December 31,
	2017	2016
	(in millions)
Land	$30.2	$28.3
Buildings	117.0	98.0
Machinery and equipment	249.9	223.5
	397.1	349.8
Accumulated depreciation	(136.3)	(106.1)
	$260.8	$243.7

The Company recorded depreciation expense of $29.9 million, $28.6 million and $26.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company allocates depreciation expense to cost of sales and selling, general and administrative expense as appropriate.
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
As a result of the adoption of Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, the Company may first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity-specific factors such as strategies and financial performance, when evaluating the potential for impairment of goodwill. For reporting units in which this assessment is not conclusive that it is more likely than not that the fair value is greater than its carrying value, the Company will determine the estimated fair value of each reporting unit and compare that to its carrying amount.
If the estimated fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired. As a result of the adoption of ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, if the carrying amount of the reporting unit exceeds the estimated fair value, the excess of the carrying value of the reporting unit over the estimated fair value of the reporting unit will be recorded as an impairment loss.
The Company performed a quantitative impairment test for all reporting units as of October 1, 2017. The Company’s determination of estimated fair value of each reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies in the reporting unit’s peer group. The market approach requires significant judgment regarding the selection of guideline companies. Under the income approach, value is determined based upon the estimate of future positive cash flows to be derived from ownership. The income approach requires significant judgment including estimates about future cash flows and risk-adjusted discount rates. A combination of the methodologies is used and weighted appropriately for each reporting unit.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2017 which resulted in a goodwill impairment charge of $1.4 million. No impairment charges were recognized in 2016 and 2015. For further information on goodwill and other intangible assets, see Note 3.
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
Employee Benefit Plans
The Company maintains defined contribution plans for its U.S. employees and certain non-U.S. employees. Certain of the Company’s non-U.S. subsidiaries in Germany and the United Kingdom sponsor defined benefit pension plans for certain non-U.S. employees. The Company’s policy is to fund the plans in accordance with applicable laws and regulations and the funded status of the Company’s defined benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation ("PBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value of assets. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. For additional information regarding plan assumptions and the current financial position of the Company's defined benefit pension plans, see Note 6.
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
Advertising Costs
Advertising costs are charged to expense as incurred and include amounts related to participation in trade shows. The Company incurred advertising costs of $3.5 million, $5.4 million and $7.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Warranty Costs
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and these estimates are based on historical warranty claim experience, with subsequent adjustments for ongoing claims exposure. The reserve for estimated warranty costs is included in other current liabilities in the accompanying Consolidated Balance Sheets.
The following table summarizes changes in the Company’s warranty reserves:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Balance at the beginning of year	$8.7	$8.3	$8.6
Warranty expense	16.6	13.0	13.2
Warranty claims paid	(16.0)	(12.5)	(12.8)
Foreign currency translation adjustments	0.6	(0.1)	(0.7)
Balance at the end of year	$9.9	$8.7	$8.3

Stock-Based Compensation
The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation, including grants of stock options and restricted stock, is measured in the Consolidated Statements of Operations based on the grant date fair values of the stock-based awards.
The compensation expense recognized for each stock-based award is recognized ratably on a straight-line basis over the requisite service period except for performance-based awards which are recognized over the requisite service period if it is probable that the performance conditions will be satisfied. Stock-based compensation expense is reported within selling, general and administrative expenses in the Consolidated Statements of Operations. The Company will recognize a benefit from stock-based compensation within income tax expense if an incremental tax benefit is realized by following the ordering provisions of the tax law. Additional information regarding stock-based compensation can be found in Note 9.
Research and Development
Expenditures for research and development are expensed as incurred and included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company incurred research and development expenses of $17.1 million, $21.1 million and $21.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for the Company beginning January 1, 2017 and the impact of the Company's adoption in 2017 resulted in the following:

•
The Company recorded $1.1 million of previously unrecognized deferred tax assets that arose from tax deductions for share-based compensation in excess of compensation expense recognized for financial reporting during years when net operating losses were created. A corresponding increase in the valuation allowance was also recorded and, as a result, there was no impact to the Company's Consolidated Statements of Operations.

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the year ended December 31, 2017. This did not have an impact on our computation of diluted weighted-average common shares outstanding.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 clarifies the classification of certain cash receipts and cash payments within the statement of cash flows to reduce diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company elected to early adopt ASU 2016-15 as of January 1, 2017 which is required to be adopted retrospectively. As a result, the Company has classified debt extinguishment costs paid as a financing activity within the Company's Consolidated Statements of Cash Flows.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company beginning January 1, 2018 with early adoption permitted. The Company elected to early adopt ASU 2017-01 as of January 1, 2017 and the adoption did not have a material impact on the Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). ASU 2017-04 is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019 with early adoption permitted. The Company elected to early adopt ASU 2017-04 as of January 1, 2017 and the adoption did not have a material impact on the Consolidated Financial Statements.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09, as further amended, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. ASU 2014-09 is effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption - retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts. The Company has completed its detailed review of the impact of the new standard and the Company adopted Topic 606 on January 1, 2018 using the modified retrospective method, which did not result in an adjustment to equity. The Company's sales transactions generally consist of a single performance obligation to transfer promised goods or services and are not accounted for under industry-specific guidance. The Company does not expect any impacts to its Consolidated Financial Statements, with the exception of the new and expanded disclosures requirements, as transactions recorded under Topic 606 will be substantially consistent with treatment under existing guidance.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for the Company beginning January 1, 2019 with early adoption allowed and practical expedients to measure the effect of adoption also being allowed. The Company does not plan to early adopt ASU 2016-02 and is currently in the process of evaluating the overall lease portfolio to assess the effect that the adoption will have on the Company's Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs ("ASU 2017-07"). ASU 2017-07 requires the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated statements of operations; however, the other components of net benefit cost are required to be presented outside of operating income within the consolidated statements of operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017 and the Company adopted the accounting standard update as of January 1, 2018. This guidance impacts the presentation of the Company's Consolidated Financial Statements. The Company's current presentation of the service cost component is consistent with the requirements of the new standard; however, the Company will present the other components outside of operating income.
2. Business Combinations
On December 1, 2015, the Company acquired all the outstanding equity interests of CanGen Holdings Inc. ("CanGen"), a supplier of highly engineered aftermarket process control components for extrusion and injection molding applications, subject to a working capital settlement. The total consideration, net of cash acquired, to acquire CanGen was $22.2 million. The Company accounted for the acquisition using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. Acquisition related costs were expensed as incurred and included legal fees and advisory services. The Company incurred acquisition related costs of $0.4 million for the year ended December 31, 2015. These costs are included in other expense, net within the Consolidated Statements of Operations.
During the year ended December 31, 2017, the Company paid $2.1 million related to the acquisition of a distributor within the Melt Delivery and Control Systems segment.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the years ended December 31, 2017 and 2016:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2015	$37.0	$446.2	$46.9	$—	$530.1
Foreign currency translation adjustments	—	(22.2)	—	—	(22.2)
Balance at December 31, 2016	37.0	424.0	46.9	—	507.9
Goodwill impairment	(1.4)	—	—	—	(1.4)
Foreign currency translation adjustments	—	28.6	—	—	28.6
Balance at December 31, 2017	$35.6	$452.6	$46.9	$—	$535.1
The Company completed its annual impairment test in the fourth quarter of 2017, which indicated the fair value of each reporting unit was substantially above its respective carrying value, including goodwill, with the exception of one reporting unit, which is part of the Advanced Plastic Processing Technologies segment. The Company used a combination of the income approach and market approach to determine the fair value of the reporting unit which was negatively impacted by lower operating results leading the Company to exit a product line within the reporting unit. The exit of this product line resulted in lower forecasted revenue and profitability. Accordingly, the Company recorded a goodwill impairment charge of $1.4 million, representing all of the reporting unit's goodwill, in 2017 which is included in other expense, net in the Consolidated Statements of Operations. There were no goodwill impairment charges in 2016 and 2015. Accumulated goodwill impairment was $1.4 million at December 31, 2017 and there was no accumulated goodwill impairment at December 31, 2016.

The following table summarizes the Company’s other intangible assets at December 31, 2017:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$43.3	$22.5	$20.8
Technology	119.7	48.1	71.6
Customer relationships	232.5	134.1	98.4
Total intangible assets subject to amortization	395.5	204.7	190.8
Trademarks, not subject to amortization	141.6	—	141.6
Total	$537.1	$204.7	$332.4
The following table summarizes the Company’s other intangible assets at December 31, 2016:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$41.5	$18.2	$23.3
Technology	112.6	36.3	76.3
Customer relationships	222.7	114.9	107.8
Total intangible assets subject to amortization	376.8	169.4	207.4
Trademarks, not subject to amortization	134.4	—	134.4
Total	$511.2	$169.4	$341.8

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Goodwill and Other Intangible Assets

Consolidated amortization expense related to intangible assets subject to amortization was $28.7 million, $31.3 million and $35.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. In connection with the Company's rebranding initiative and marketing strategy, the Company ceased utilizing certain trademarks within the Advanced Plastic Processing Technologies reportable segment during 2015. The Company concluded this was an indicator of impairment and the Company recognized an impairment charge of $2.2 million during the year ended December 31, 2015, which is included within other expense, net on the Company's Consolidated Statements of Operations. Estimated annual amortization expense for intangible assets subject to amortization over the next five years is as follows: $25.8 million in 2018, $21.8 million in 2019, $18.9 million in 2020, $17.1 million in 2021 and $15.1 million in 2022.
4. Income Taxes
The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current:
United States	$(0.4)	$—	$(0.5)
State and local	0.3	0.4	0.3
Foreign	25.7	22.4	25.9
Total current	25.6	22.8	25.7
Deferred:
United States	(10.9)	0.5	(4.6)
State and local	0.1	(0.1)	(0.2)
Foreign	2.4	(9.0)	(0.5)
Total deferred	(8.4)	(8.6)	(5.3)
Total income tax expense	$17.2	$14.2	$20.4

The following sets forth the amount of earnings (loss) before income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Earnings (loss) before income taxes:
United States	$(62.5)	$(30.7)	$(60.3)
Rest of the world	80.8	75.4	41.9
	$18.3	$44.7	$(18.4)

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

The Company’s effective income tax rate differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Income tax expense (benefit) computed at U.S. federal statutory rate	$6.4	$15.7	$(6.4)
Foreign withholding tax	8.3	3.9	4.2
State and local income taxes, net of federal benefit	0.2	0.2	0.1
Foreign tax differential	(9.8)	(9.1)	(1.0)
Change in tax rates	(4.6)	(1.9)	0.3
Change in valuation allowances	11.2	0.2	15.7
Uncertain tax positions	0.2	0.7	6.5
Reduction in valuation allowances for business combination	—	—	(4.0)
Dividend elimination, subpart F and special charges	0.4	3.1	2.4
Other permanent differences	(0.6)	1.5	2.4
Tax credits	(2.5)	(2.1)	(2.3)
Adjust deferred taxes	0.5	0.2	(1.4)
Share-based compensation	(0.1)	0.9	3.0
Deferred transition tax	6.5	—	—
Other	1.1	0.9	0.9
Income tax expense	$17.2	$14.2	$20.4
The Company’s effective tax rate can vary significantly from the U.S. federal statutory rate primarily due to the level and mix of income among domestic and foreign jurisdictions and the creation and release of valuation allowances. In addition, the 2017 effective tax rate varied from the U.S. federal statutory rate due to a net $8.9 million benefit resulting from the enactment of the Tax Cuts and Jobs Act of 2017. In 2016, the effective tax rate varied from the federal statutory rate due to a benefit of $1.9 million related to a three-year reduced statutory tax rate at one of the Company’s non-U.S. subsidiaries. The reduction in the statutory rate is effective through December 31, 2018 and is expected to be renewed for a successive three-year period, although there can be no guarantees that the tax authority will accept the Company’s application.
Significant components of net deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Net operating loss and other deferred carryforwards	$81.6	$86.3
Tax credit carryforwards	15.9	16.7
Inventories	6.3	6.5
Employee benefits	12.0	13.3
Accrued liabilities and other	6.4	6.5
Total deferred tax assets	122.2	129.3
Less valuation allowances	(79.8)	(77.7)
Deferred tax assets, net of valuation allowances	42.4	51.6
Deferred tax liabilities:
Goodwill and other intangible assets	68.1	79.3
Property and equipment	11.3	11.1
Withholdings taxes / undistributed non-U.S. earnings	8.4	12.8
Total deferred tax liabilities	87.8	103.2
Net deferred tax liabilities	$(45.4)	$(51.6)

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying values of assets and liabilities and the tax basis of the assets and liabilities. In jurisdictions for which the Company has net deferred tax assets, these amounts are recorded in other noncurrent assets in the Consolidated Balance Sheets.
At December 31, 2017, the Company had non-U.S. net operating loss carryforwards, principally in The Netherlands, Germany, Italy and Belgium, totaling $166.2 million, $16.9 million of which will expire between 2019 and 2037. The remaining $149.3 million of non-U.S. net operating losses existing at December 31, 2017 have an indefinite carryforward period. In 2017, the Company utilized $16.2 million of prior net operating loss carryforwards from 2016 and earlier to reduce cash taxes by $4.3 million.
At December 31, 2017, the Company had estimated U.S. net operating loss carryforwards totaling $136.5 million, which are scheduled to expire beginning in 2029. As of December 31, 2017, the Company has determined that it has experienced multiple ownership changes under Internal Revenue Code Section 382 in prior years; however, the Company has not completed a formal study to determine whether there are Section 382 limitations as a result of ownership changes that occurred during the year ended December 31, 2017.
At December 31, 2017, the Company had tax credit carryovers, principally in the U.S. and Canada, totaling $15.9 million, $7.6 million of which will expire between 2018 and 2037. The remaining $8.3 million of tax credit carryovers have an unlimited life.
During the year ended December 31, 2016, as a result of changing the ownership structure of the Company's German subsidiaries, the Company could elect to file a consolidated German tax return. This tax planning strategy, which had not been previously available until the fourth quarter of 2016 and was subsequently made during the year ended December 31, 2017, provides significant positive evidence for the future utilization of the deferred tax assets of the newly formed consolidated group. As a result, the Company recognized an $8.5 million income tax benefit in the fourth quarter of 2016 related to the reversal of valuation allowances previously recorded against the deferred tax assets of one member of the group.
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law and it institutes fundamental changes to the taxation of multinational corporations. The Tax Act reduces the corporate tax rate to 21%, repeals the alternative minimum tax, limits the interest deduction, enhances the expensing of capital investments, implements a dividend exemption system, eliminates the deferral of foreign earnings, provides a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. As part of the transition to the new tax system, the Tax Act imposes a one-time transition tax on historical undistributed earnings of foreign affiliates through the year ended December 31, 2017. SEC Staff Accounting Bulletin No. 118, issued in late December 2017, provides that the Company has one year to complete the accounting for the impact of the Tax Act and as of December 31, 2017 the Company has recorded a provisional estimate. Although the Tax Act is generally effective January 1, 2018, the Company is required to calculate the effects of changes in tax rates and laws on deferred tax balances in 2017, the period in which the legislation was enacted. The Company has not completed its determination of the accounting implications of the Tax Act on its tax balances. However, the Company has reasonably estimated the provisional effects of the Tax Act in the Consolidated Financial Statements as of December 31, 2017.

Corporate Tax Rate Change - For the year ended December 31, 2017, the Company recorded an income tax benefit of $4.6 million due to the decrease in the corporate tax rate from 35% to 21%. The income tax benefit resulted from reducing net deferred tax liabilities to the new lower rate. There was no impact on the Consolidated Financial Statements as a result of revaluing the Company’s U.S. deferred tax assets as the income tax expense was offset by an income tax benefit for revaluing the associated valuation allowances.
Elimination of Alternative Minimum Tax ("AMT") - For the year ended December 31, 2017, the Company recorded an income tax benefit of $6.7 million due to the elimination of the AMT. The Company reversed valuation allowances recorded against its AMT credit carryovers as provided in the rate reconciliation above. Under the Tax Act, the AMT credit carryovers will be refunded between 2019 and 2022.
Mandatory Transition Tax - For the year ended December 31, 2017, the Company recorded a provisional transition tax of $6.5 million. The Company expects to utilize existing U.S. net operating loss carryovers in lieu of paying the transition tax over the next eight years.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

Global Intangible Low-Taxed Income ("GILTI") - The GILTI provisions of the Tax Act also require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will have incremental U.S. taxable income as a result of the GILTI provisions beginning in 2018. The FASB states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. At December 31, 2017, because the Company is still evaluating the GILTI provisions and the Company's analysis of future taxable income that is subject to GILTI, the Company is unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in the Company's consolidated financial statements.
Undistributed Foreign Earnings - For the year ended December 31, 2017, the Company recorded a provisional charge of $2.4 million related to additional foreign withholding taxes on potential repatriations of historical foreign earnings. As a result of an updated analysis of future cash needs in the U.S. and opportunities for investment outside the U.S., the Company asserts that all foreign earnings will be indefinitely reinvested with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. With passage of the Tax Act, the Company's deferral of recognition of its previously earned foreign earnings ceased. Deferred tax liabilities recorded represent withholding taxes on accumulated foreign earnings for which the Company does not intend to permanently invest. The Company will continue to monitor its assertion related to investment of foreign earnings.
As of December 31, 2017, the Company has provided $8.4 million of deferred tax liabilities for withholding taxes on planned repatriations of foreign earnings. As of December 31, 2016, the Company intended to indefinitely reinvest $102.5 million of foreign earnings.
Uncertain Tax Positions
The Company recorded a liability of $11.0 million and $3.2 million for uncertain tax positions as of December 31, 2017 and 2016, respectively, of which, $9.7 million and $1.6 million would impact the effective tax rate, net of valuation allowance, respectively. In July 2017, the Company received approval for a tax-neutral amalgamation of two of its subsidiaries in India, effective March 1, 2017. The Company’s position is that the amalgamation resulted in approximately $21.7 million of tax basis in goodwill which is amortizable for Indian statutory purposes. At December 31, 2017, the Company has recorded an uncertain tax position of $7.5 million for the Indian income tax effects of this position as it does not meet the more-likely-than-not recognition threshold under U.S. GAAP. The statute of limitations for tax positions in India is seven years.
From a combination of statute expirations and audit settlements in the next twelve months, the Company does not expect a decrease in the amount of unrecognized tax benefits. For the remaining balance as of December 31, 2017, it is reasonably possible there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues and reassessment of existing uncertain tax positions. However, the Company is not able to estimate the impact of these items at this time.
During the year ended December 31, 2016, an agreement was reached with the tax authority in one of the Company's foreign jurisdictions. Based upon the settlement, the Company concluded that a previously unrecognized tax benefit met the effective settlement criteria within Accounting Standards Codification ("ASC") 740. This settlement resulted in a $15.7 million reduction of the Company's unrecognized tax benefits and corresponding deferred tax assets during the third quarter of 2016; thus, the settlement had no impact on the Company's Consolidated Statements of Operations.
The Company’s policy is to recognize interest and penalties associated with unrecognized tax benefits within income tax expense within the Consolidated Statements of Operations. The Company has not recognized a liability for interest and penalties as of December 31, 2017 and 2016.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

The reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Balance as of beginning of year	$3.2	$18.1	$1.0
Additions for tax positions of prior years	—	—	11.4
Additions for tax positions of current year	7.9	0.8	6.7
Reductions due to lapse of statutes and settlements	(0.1)	(15.7)	(1.0)
Balance as of the end of year	$11.0	$3.2	$18.1
The following tax years remain subject to examinations by major tax jurisdictions:

Tax Years
Tax Jurisdiction:
United States	2014 - current
Germany	2011 - current
China	2014 - current
Netherlands	2014 - current
Canada	2012 - current
India	2014 - current
5. Debt
Debt for the Company consists of the following:

	December 31, 2017			December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
Senior secured term loan facility due September 2023	$937.5	$11.9	$925.6	$—	$—	$—
7.75% senior unsecured notes due 2021	—	—	—	464.4	7.3	457.1
Senior secured term loan facility due September 2020	—	—	—	482.0	5.1	476.9
Borrowings under other lines of credit	7.4	—	7.4	7.0	—	7.0
Capital lease obligations and other	0.2	—	0.2	0.4	—	0.4
	945.1	11.9	933.2	953.8	12.4	941.4
Less current portion	(16.9)	(0.1)	(16.8)	(7.3)	—	(7.3)
	$928.2	$11.8	$916.4	$946.5	$12.4	$934.1

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

2017 Term Loan Facility
On February 15, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into a new $947.0 million senior secured term loan facility with a maturity date of September 28, 2023 (the "2017 Term Loan Facility") pursuant to an amendment of the Company's $730.0 million senior secured term loan facility due September 2020 (the "New Term Loan Facility"). The net proceeds from the 2017 Term Loan Facility, together with cash on-hand, were used to redeem in full $464.4 million aggregate principal amount outstanding of the Company's 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes"), repay in full $482.0 million aggregate principal amount outstanding under the Company's New Term Loan Facility and pay fees and expenses associated with these transactions. The 2017 Term Loan Facility was priced at 99.625% of the principal amount and bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at the Company's option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00.
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
On November 8, 2017, the Company re-priced the 2017 Term Loan Facility. The applicable margins for borrowings are now (i) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00. No other terms of the facility were changed. The Company was in compliance with all applicable covenants as of and for the year ended December 31, 2017.
New Term Loan Facility
On May 14, 2015, the Company entered into the $730.0 million New Term Loan Facility, pursuant to a term loan agreement, among Milacron Holdings Corp., Milacron LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The New Term Loan Facility was set to mature on September 28, 2020. The New Term Loan Facility ranked equal in right of payment with all existing and future senior indebtedness of the issuers and guarantors. The New Term Loan Facility was also secured by a second-priority lien on all of the assets of the Company, Milacron LLC and the guarantors that secure the senior secured asset-based revolving credit facility (the "ABL Facility"). The interest rate applicable to the New Term Loan Facility was, at the Company's option, equal to either (i) the published LIBOR rate, plus a margin of, depending upon the current total net leverage ratio, 3.25% (if the Company's total net leverage ratio is less than or equal to 4.00 to 1.00) to 3.50% (if the Company's total net leverage ratio is greater than 4.00 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus depending upon the current total net leverage ratio, 2.25% (if the Company's total net leverage ratio is less than or equal to 4.00 to 1.00) to 2.50% (if the Company's total net leverage ratio is greater than 4.00 to 1.00) per annum. In no event will the LIBOR rate be less than 1.00% at any time. The New Term Loan Facility provided the Company with the right, at any time, to request one or more incremental term increases in the aggregate amount (x) $200.0 million plus (y) an unlimited amount so long as our pro forma total net secured leverage ratio does not exceed 4.00 to 1.00 plus (z) the amount of any optional prepayment of any term loan under the New Term Loan Facility to the extent not funded with proceeds of any long-term indebtedness (other than revolving indebtedness) or proceeds of any incremental term facility that effectively extends the maturity date with respect to any class of term loans under the New Term Loan Facility. The following amounts will be applied to repay the New Term Loan Facility, subject to certain thresholds, carve-outs and exceptions: (i) 100% of the net cash proceeds of any incurrence of debt by us and certain of our subsidiaries, (ii) 100% of net cash proceeds of any non-ordinary course sale or other disposition of assets by us or certain subsidiaries and (iii) 50% of our excess cash flow, subject to certain reductions.

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
On February 15, 2017, the entire $482.0 million aggregate principle balance outstanding under the New Term Loan Facility was repaid.
Senior Unsecured Notes
On March 28, 2013, Milacron LLC and Mcron Financial Corp. issued $465.0 million aggregate principal amount of 7.75% Senior Unsecured Notes pursuant to an indenture, dated as of March 28, 2013 (the "2013 Indenture"), among Milacron LLC and Mcron Financial Corp., the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent. The Senior Unsecured Notes mature on February 15, 2021 and interest is payable semi-annually on February 15 and August 15 of each year. The Senior Unsecured Notes are unsecured and were issued in a private transaction that is not subject to the registration requirements of the Securities Act of 1933. The Senior Unsecured Notes are redeemable, in whole or in part, at any time on or after February 15, 2016 on the redemption dates and at the redemption prices set forth in the 2013 Indenture. In addition, the Company may redeem up to 40% of the Senior Unsecured Notes before February 15, 2016 with the net cash proceeds from certain equity offerings. The Company may also redeem some or all of the Senior Unsecured Notes before February 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. In addition, the Company may be required to make an offer to purchase the Senior Unsecured Notes upon the sale of certain assets and upon a change of control.
In March 2016, the Company repurchased approximately $0.6 million of the Company's Senior Unsecured Notes on the open market at a discount to par. On February 15, 2017, the Company redeemed in the full the $464.4 million aggregate principal amount outstanding of the Senior Unsecured Notes.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

On March 31, 2014, the Company exercised its right to request an incremental term increase and borrowed an additional $100.0 million, net of a discount of $0.5 million, under the Term Loan Facility for the principal purpose of funding acquisitions in 2016 as well as redeeming a portion of the Senior Secured Notes. The agreement was also amended to reduce the margin on the interest rate from 3.25% to 3.00% for LIBOR loans and from 2.25% to 2.00% for non-LIBOR loans. No other significant terms of the Term Loan Facility were changed. As a result of the modification, an additional $0.8 million of related costs were deferred and were being amortized over the term of the agreement. On May 14, 2015, the Company repaid in full the $339.1 million principal amount outstanding under the Term Loan Facility.
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
At December 31, 2017, $29.1 million of the ABL Facility was utilized, all of which represent letters of credit, with $64.9 million available under the facility. At December 31, 2016, $16.7 million of the ABL Facility was utilized, all of which represent letters of credit, with $77.6 million available under the facility. The Company is in compliance with all covenants as of and for the years ended December 31, 2017 and 2016.
Other Borrowings
The Company has other lines of credit and capital lease arrangements with various U.S. and non-U.S. banks totaling approximately $23.2 million and $23.5 million at December 31, 2017 and 2016, respectively. These credit facilities support letters of credit, guarantees and leases in addition to providing borrowings under varying terms. At December 31, 2017, $10.1 million was outstanding with $7.6 million representing borrowings and $2.5 million representing letters of credit and bank guarantees. At December 31, 2016, $12.0 million was outstanding with $7.4 million representing borrowings and $4.6 million representing letters of credit and bank guarantees. Approximately $13.1 million and $11.5 million were available to the Company under certain conditions under these lines at December 31, 2017 and 2016, respectively. The weighted-average interest rate on short-term borrowings was 5.15% at December 31, 2017 and 5.14% at December 31, 2016.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

Debt Issuance Costs
As a result of the Company’s issuance of the Senior Secured Notes in 2012, $8.9 million of debt issuance costs were capitalized and were being amortized over seven years using the effective interest rate method. Additionally, as a result of the issuance of the Term Loan Facility and the Senior Unsecured Notes in 2013, $21.3 million of debt issuance costs were capitalized and were being amortized using the effective interest rate method. As previously described, the Company recognized a $22.2 million loss on the early extinguishment of debt which is classified within loss on debt extinguishment in the Company's Consolidated Statements of Operations for the year ended December 31, 2015. The loss on debt extinguishment includes a $13.8 million premium paid to redeem the Senior Secured Notes, the write-off of $4.8 million of debt issuance costs and debt discount associated with the Senior Secured Notes and the Term Loan Facility and $3.6 million write-off of debt issuance costs and debt discount associated with the New Term Loan Facility as a result of the repayment of $248.0 million on June 30, 2015. The Company also capitalized an additional $5.2 million of deferred financing costs related to the issuance of the New Term Loan Facility which were being amortized over the term of the loan using the effective interest rate method. Also as previously described, the Company recognized a $25.2 million loss on the early extinguishment of debt for the year ended December 31, 2017. The loss includes a $18.0 million premium paid to redeem the Senior Unsecured Notes and the write-off of $7.2 million of deferred financing costs and debt discount associated with the Senior Unsecured Notes and the New Term Loan Facility. The Company also capitalized an additional $4.6 million of deferred financing costs related to the issuance of the 2017 Term Loan Facility which are being amortized over the term of the loan using the effective interest rate method. The Company also capitalized an additional $0.8 million of deferred financing costs in relation to the re-pricing of the 2017 Term Loan Facility in November 2017. Deferred financing costs are netted against long-term debt in the accompanying Consolidated Balance Sheets and the related amortization expense is included in interest expense, net in the accompanying Consolidated Statements of Operations.
As of December 31, 2017, future minimum payments of the Company’s debt and capital lease arrangements are as follows (in millions):

2018	$9.5
2019	9.6
2020	9.5
2021	9.5
2022	9.5
At December 31, 2017, based on Level 2 inputs such as quoted market prices, the fair value of the 2017 Term Loan Facility was approximately $937.5 million, which equals the carrying value. The carrying amount of the Company’s other debt approximates fair value.
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
The Company recorded expense of $3.6 million, $3.4 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Employee Benefit Plans (continued)

Components of net periodic pension cost included in the accompanying Consolidated Statements of Operations were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Service costs	$0.4	$0.4	$0.4
Interest cost	0.7	0.8	0.8
Expected return on plan assets	(0.2)	(0.3)	(0.3)
Amortization of unrecognized losses	0.6	0.2	0.3
Pension expense	$1.5	$1.1	$1.2
The measurement date for all of the Company’s defined benefit pension plans is December 31. The funded status of the plans is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$34.4	$31.6	$35.3
Service cost	0.4	0.4	0.4
Interest cost	0.7	0.8	0.8
Benefits paid	(1.0)	(0.8)	(0.8)
Actuarial (gain) loss	(0.4)	5.3	(1.0)
Foreign currency translation adjustments	4.5	(2.9)	(3.1)
Projected benefit obligation at end of year	$38.6	$34.4	$31.6
Change in plans assets:
Fair value of plan assets at beginning of year	$5.9	$5.7	$5.6
Employer contributions	0.2	0.5	0.3
Actual return on plan assets	0.5	1.0	0.2
Benefits paid	(0.3)	(0.1)	(0.1)
Foreign currency translation adjustments	0.6	(1.2)	(0.3)
Fair value of plan assets at end of year	$6.9	$5.9	$5.7
Underfunded status	$31.7	$28.5	$25.9
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2017	2016
	(in millions)
Current accrued pension liabilities	$0.8	$0.7
Noncurrent accrued pension liabilities	30.9	27.8
Accumulated other comprehensive loss	(7.2)	(7.3)
The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2018 is $0.6 million. The accumulated benefit obligation for the defined benefit plans was $37.7 million and $33.5 million at December 31, 2017 and 2016, respectively.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Employee Benefit Plans (continued)

Estimated future benefit payments from the defined benefit plans, including the effects of future service, are as follows (in millions):

2018	$1.0
2019	1.0
2020	1.1
2021	1.2
2022	1.5
2023 – 2027	7.3
The following table presents the weighted-average actuarial assumptions used to determine pension cost for the Company’s defined benefit plans:

	Year Ended December 31,
	2017	2016	2015
Discount rate	1.80%	2.71%	2.44%
Expected long-term rate of return on plan assets	3.69%	4.72%	4.54%
Rate of expected increase in future compensation levels	3.49%	3.45%	3.36%
The following table presents the weighted-average actuarial assumptions used to determine the projected benefit obligation for the Company’s defined benefit plans:

	December 31,
	2017	2016
Discount rate	1.75%	1.80%
Rate of expected increase in future compensation levels	3.43%	3.46%
Plan assets are held in the United Kingdom plan and in one of the plans in Germany. Plan assets are primarily invested in common/collective trusts which are valued at the net asset value ("NAV") per share or unit multiplied by the number of shares or units held as of the measurement date. The NAV is based on the fair value of the underlying net assets owned by the fund and the NAV’s unit or per share price is quoted on a private market that may not be active. The investment objectives for the plan assets are to generate returns that will enable the plans to meet their future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Employee Benefit Plans (continued)

The following table sets forth by level, within the fair value hierarchy, the plans assets at fair value as of December 31, 2017 and 2016:

	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2017
Investments:
Common/Collective trusts:
Equity	$3.4	$—	$3.4	$—
Corporate and government bonds	3.3	—	3.3	—
Cash equivalents and other	0.2	0.2	—	—
Total investments	$6.9	$0.2	$6.7	$—

December 31, 2016
Investments:
Common/Collective trusts:
Equity	$2.7	$—	$2.7	$—
Corporate and government bonds	2.8	—	2.8	—
Cash equivalents and other	0.4	0.4	—	—
Total investments	$5.9	$0.4	$5.5	$—
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Shareholders’ Equity
At inception, the Company had 48,898,000 authorized shares of common stock and 10,000 authorized shares of preferred stock, each with a par value of $0.01 per share. On March 7, 2013, the number of common shares authorized was increased to 83,977,000. On June 25, 2015, in conjunction with the Company's IPO, the number of preferred shares authorized was increased to 50,000,000 and the number of common shares authorized was increased to 500,000,000. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors. At December 31, 2017 and 2016, the Company has 69,644,918 and 68,473,561 common shares issued and outstanding, respectively, and no preferred shares issued or outstanding for any period.
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
8. Net Earnings (Loss) Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share (EPS) computations:

	Year Ended December 31,
	2017	2016	2015
	(in millions, except share and per share amounts)
Numerator:
Net earnings (loss) applicable to common shareholders	$1.1	$30.5	$(38.8)
Denominator:
Denominator for basic EPS—weighted-average common shares	68,574,631	67,504,065	59,925,776
Dilutive effect of stock-based compensation arrangements	2,427,276	2,625,997	—
Denominator for diluted EPS—adjusted weighted-average common shares	71,001,907	70,130,062	59,925,776

Basic EPS	$0.02	$0.45	$(0.65)
Diluted EPS	$0.02	$0.43	$(0.65)

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
The key assumptions utilized in determining the fair value of the stock options granted during the years ended December 31, 2017, 2016 and 2015 are as follows for the various tranches:

	Time-Based Options
	Year Ended December 31,
	2017	2016	2015
Assumptions:
Expected term (years)	6.25	6.25	2.07 - 7.50
Expected volatility	39.50%	42.00%	45.00% - 77.00%
Risk-free interest rate	2.17%	1.59%	0.46% - 2.31%
Expected dividend yield	—%	—%	—%

Performance-Based Options
Year Ended December 31,
	2017	2016	2015
Assumptions:
Expected term (years)	N/A	N/A	2.07 - 4.30
Expected volatility	N/A	N/A	44.00% - 74.00%
Risk-free interest rate	N/A	N/A	0.29% - 3.09%
Expected dividend yield	N/A	N/A	—%

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

For the stock option grants made in 2015 and January 2016, the estimated grant date fair value of the Company’s common stock, as determined by the Company’s Board of Directors, which in part relied upon a valuation from a third-party specialist, approximated $9.41, therefore, the strike prices for those grants are $9.41. In connection with the cash dividend of $144.6 million paid to the holders of the Company's common stock in May 2015, as disclosed in Note 7, the Company made an adjustment to the exercise price of all stock options outstanding as of that date in accordance with the stock option agreements’ original terms and conditions related to anti-dilution. The dividend, $2.77 on a per share basis, reduced the exercise price of all outstanding options from $9.41 to $6.64 effective May 15, 2015. For the stock option grants made in conjunction with the Company's IPO, the strike price was set at the opening price of $20.00. For the stock option grants made during the years ended December 31, 2017 and 2016, the weighted-average strike price was $18.42 and $17.71, respectively. Additionally, all awards granted for the years presented expire ten years from the grant date.
The total fair value of the time-based stock options granted is being recognized into compensation expense over the requisite service period. In 2015, based on the trading price of the Company's common stock subsequent to the IPO, the market condition related to the time-based options issued under the 2012 Plan was satisfied which resulted in the vesting of these awards and the Company's recognition of all previously unrecognized stock-based compensation expense associated with these awards. For the years ended December 31, 2017, 2016 and 2015, compensation expense related to time-based options granted under both the 2012 Plan and 2015 Plan was $3.4 million, $3.5 million and $10.6 million, respectively.
In 2015, the performance condition was satisfied in conjunction with the Company's IPO and the market condition was satisfied based on the trading price of the Company's common stock subsequent to the IPO which resulted in the Company's recognition of all unrecognized stock-based compensation associated with the performance-based awards. For the year ended December 31, 2015, compensation expense related to the performance-based options was $9.2 million. As all performance-based awards were vested as of December 31, 2015 and no additional performance-based awards were granted during the years ended December 31, 2017 and 2016, no compensation expense was recognized during 2017 and 2016 for performance-based awards.
At December 31, 2017, the time-based stock options had unrecognized compensation expense related to nonvested options of $5.7 million which is expected to be recognized over a weighted-average remaining period of 2.3 years. Approximately $2.9 million is expected to be recognized into compensation expense in 2018 related to the time-based awards.
The following tables present combined stock option information under the 2012 Plan and the 2015 Plan as of and for the year ended December 31, 2017:

	Outstanding			Exercisable
Exercise Price	Options	Weighted- Average Remaining Contractual Term (In years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$6.64	3,164,646	5.4	$6.64	3,104,691	$6.64
$16.00 - $20.00	1,506,251	8.0	19.41	507,726	19.91
Total	4,670,897	6.2	$10.76	3,612,417	$8.51

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2016	5,167,297	$9.62
Granted	474,502	18.42
Exercised	(804,350)	6.64
Expired	(51,130)	13.06
Forfeited	(115,422)	18.91
Outstanding at December 31, 2017	4,670,897	$10.76	6.2	$40.0
Exercisable at December 31, 2017	3,612,417	$8.51	5.7	$38.8

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

The Company received cash proceeds from the exercise of stock options of $5.3 million, $7.0 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $8.7 million, $10.0 million and $0.4 million, respectively.
At December 31, 2017, there were 3,250,398 time-based stock options outstanding and the weighted-average grant-date fair value of time-based stock options granted during the years ended December 31, 2017, 2016 and 2015 was $7.75, $7.62 and $8.88, respectively. At December 31, 2017, there were 1,420,499 performance-based stock options outstanding and the weighted-average grant-date fair value of performance-based stock options granted during the year ended December 31, 2015 was $4.46.
Stock Appreciation Rights
Under the 2012 Plan, the Company granted a total of 161,941 time-based SARs and 161,952 performance-based SARs with a strike price of $6.64 per share that will expire ten years from the date of grant and will only be settled in cash. The time-based awards vest in equal increments over four years in tranches and the performance-based awards only vest when specific liquidity events, as defined, occurs and if the CCMP Stockholders, as defined, receive a certain multiple on their initial investment. At December 31, 2017, there were 103,822 time-based SARs and 119,944 performance-based SARs vested and outstanding related to the 2012 Plan with a liability balance of $2.8 million, which is reported in accrued salaries, wages and other compensation in the Company's Consolidated Balance Sheets.
In June 2015, in conjunction with the Company's IPO, the Company granted an additional 136,441 SARs under the 2015 Plan with a strike price of $20.00 per share. These awards will vest in equal increments over four years in tranches, will expire ten years from the date of grant and will only be settled in cash. At December 31, 2017, 83,229 SARs were outstanding with 65,491 vested related to the 2015 Plan and there was a $0.4 million liability associated with these awards. For the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense of $0.6 million, $1.8 million and $1.6 million, respectively, related to SARs granted under both the 2012 Plan and 2015 Plan.
Restricted Stock Awards
In June 2015, in conjunction with the Company's IPO, 266,313 shares of restricted common stock were granted with a fair value of $20.00 per share. In 2016, 180,571 shares of restricted common stock were granted with a weighted-average fair value of $15.86 per share. All shares of restricted common stock granted in 2016 and 2015 vest at the end of three years. In 2017, 435,824 shares of restricted common stock were granted with a weighted-average fair value of $18.14 that vest in equal increments over three years in tranches. During the years ended December 31, 2017, 2016 and 2015, 98,091, 68,650 and 7,500 shares of restricted stock were forfeited, respectively. At December 31, 2017, there were 704,560 restricted stock awards outstanding and there is unrecognized compensation expense of $6.9 million associated with these awards which is expected to be recognized over a weighted-average period of 2.1 years. For the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense of $3.1 million, $1.4 million and $0.7 million, respectively, and approximately $3.5 million is expected to be recognized into compensation expense in 2018.
Restricted Stock Units
In June 2015, in conjunction with the Company's IPO, 16,125 restricted stock units were granted with a fair value of $20.00 per share and vested two business days after the public disclosure in 2016 of the Company’s financial results for fiscal year 2015. In 2016, 29,274 restricted stock units were granted with a fair value of $14.69 per share and vested one year from the date of grant. In 2017, 340,395 restricted stock units were granted with 33,051 vesting seven months from the grant date, 23,384 vesting one year from the date of grant and 283,960 vesting in equal increments over three years in tranches. The restricted stock units granted in 2017 had a weighted-average fair value of $18.22 per share. During the year ended December 31, 2017, 4,072 restricted stock units were forfeited. At December 31, 2017, there were 336,323 restricted stock units outstanding and there is unrecognized compensation expense of $3.6 million associated with these awards which is expected to be recognized over a weighted-average period of 2.3 years. For the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense of $2.0 million, $0.4 million and $0.2 million, respectively, and approximately $1.6 million is expected to be recognized into compensation expense in 2018.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

Performance Stock Units
In 2017, the Company granted 87,202 performance stock units with a fair value of $18.42 per share all of which are outstanding at December 31, 2017. The performance stock units contain a three-year performance period with a performance target based on return on invested capital and possible payouts ranging from 50% to 200% of the target awards. The Company recorded compensation expense of $0.4 million for the year ended December 31, 3017 and approximately $0.5 million is expected to be recognized into compensation expense in 2018. At December 31, 2017, there was $1.0 million of unrecognized expense which is expected to be recognized over a weighted-average period of 2.0 years.
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
Foreign Currency Forward Contracts
The Company currently hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward exchange contracts denominated in these currencies outstanding with notional amounts totaling $0.3 million at December 31, 2017 and $7.0 million at December 31, 2016. As of December 31, 2017, all of the Company’s outstanding instruments mature within one month.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was insignificant at December 31, 2017 and $0.6 million at December 31, 2016 and is included in other current liabilities in the Company's Consolidated Balance Sheets.
The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the year ended December 31, 2015, the Company recognized a gain of $0.1 million related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Consolidated Statements of Operations and are classified within (gain) loss on currency translation. The fair value of these derivative instruments not designated as hedges at December 31, 2017 was insignificant.
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
The Company designated these interest rate swaps as cash flow hedges of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swaps will offset losses and gains on the transactions being hedged. The fair value of the interest rate swaps is calculated by taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. The effective portion of changes in the fair value of the interest rate swaps is reflected as a component of accumulated other comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedge item, if any (i.e. the ineffective portion), is recognized as interest expense, net during the current period. During the year ended December 31, 2017, the Company recorded $0.2 million of hedge ineffectiveness in earnings.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

The following table provides the effect of the Company’s foreign currency forward contracts and interest rate swaps designated as cash flow hedges on the Company’s Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
2017
Foreign exchange contract	$(0.5)	$(1.1)
Interest rate swaps:	$0.4	$—
2016:
Foreign exchange contract	$0.5	$1.1
2015:
Foreign exchange contract	$(0.5)	$(3.6)
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in (gain) loss on currency translation or cost of sales within the Company's Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the derivative instruments was immaterial for all periods presented. During the year ended December 31, 2017, the Company recorded a net loss of $1.1 million related to the settlement of forward exchange contracts which were designated as cash flow hedges. During the year ended December 31, 2016, the Company recorded net gain of $1.1 million related to the settlement of forward exchange contracts which were designated as cash flow hedges. During the year ended December 31, 2015, the Company recorded a net loss $3.6 million related to the settlement of forward exchange contracts which were designated as cash flow hedges.
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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 were as follows:

	Balance Sheet Location	Total	Level 1	Level 2	Level 3
		(in millions)
December 31, 2017
Interest rate swaps (asset position)	Other noncurrent assets	$1.7	$—	$1.7	$—
Interest rate swaps (liability position)	Other current liabilities	$1.0	$—	$1.0	$—
December 31, 2016
Foreign currency forward contracts (liability position)	Other current liabilities	$0.6	$—	$0.6	$—

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at December 31, 2014	$(45.4)	$(5.6)	$(3.1)	$(54.1)
Other comprehensive (loss) income before reclassifications	(59.1)	2.2	(0.4)	(57.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	3.5	2.3
Other comprehensive (loss) income	(59.1)	1.0	3.1	(55.0)
Balance at December 31, 2015	(104.5)	(4.6)	—	(109.1)
Other comprehensive (loss) income before reclassifications	(45.5)	(2.9)	0.5	(47.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(1.1)	(0.9)
Other comprehensive loss	(45.5)	(2.7)	(0.6)	(48.8)
Balance at December 31, 2016	(150.0)	(7.3)	(0.6)	(157.9)
Other comprehensive income (loss) before reclassifications	71.7	(0.5)	(0.2)	71.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	0.9	1.5
Other comprehensive income	71.7	0.1	0.7	72.5
Balance at December 31, 2017	$(78.3)	$(7.2)	$0.1	$(85.4)
The following table summarizes the reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2017, 2016 and 2015:

	Classification	Year Ended December 31,
	of Expense	2017	2016	2015
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.7)	$(0.2)	$1.2
Tax benefit	(c)	0.1	—	—
Adjustment of pension and post-retirement obligations, net of tax		(0.6)	(0.2)	1.2
Derivative financial instruments:
(Loss) gain on derivative financial instruments	(b)	(1.1)	1.1	(3.6)
Tax benefit	(c)	0.2	—	0.1
Gain (loss) on derivative financial instruments, net of tax		(0.9)	1.1	(3.5)
Total reclassifications from accumulated other comprehensive income (loss)		$(1.5)	$0.9	$(2.3)

(a)	Amount is included in the calculation of pension cost within cost of sales and selling, general and administrative expense in the Company's Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and (gain) loss on currency translation in the Company's Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Company's Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring Reserves
2017 Actions
The Company recorded severance expense of $2.7 million during the year ended December 31, 2017 related to the elimination of certain positions with the Company's Advanced Plastic Processing Technologies and Corporate segments. These amounts are included within other expense, net in the Company's Consolidated Statements of Operations and are expected to be substantially paid in cash by the end of 2018. The total remaining liability under these severance-related actions was $1.2 million as of December 31, 2017, and is included in other current liabilities in the Company's Consolidated Balance Sheets.

2016 Actions
On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic, U.S. and India. The Company expects to incur severance and other related costs of approximately $18.0 million to $20.0 million. Substantially all of these costs will result in future cash expenditures and are expected to be substantially complete by the end of 2018. As the employees are required to render service in order to receive the termination benefits, the associated liability will be recognized ratably over the future service period. During the years ended December 31, 2017 and 2016, the Company recognized $8.9 million and $3.3 million of expense, respectively, and these amounts are included within other expense, net in the Company's Consolidated Statements of Operations. The total remaining liability related to this plan was $11.1 million as of December 31, 2017 and $2.6 million as of December 31, 2016.
2015 Actions
The Company recorded severance expense of $6.6 million for the year ended December 31, 2015 related to the Company's organizational redesign initiatives in Europe including the consolidation of certain manufacturing operations to the Czech Republic. These amounts are included within other expense, net in the Company's Consolidated Statements of Operations. The total remaining liability under these severance-related actions, which is included within other current liabilities in the Company's Consolidated Balance Sheets, was $0.3 million as of December 31, 2016.
In connection with the Company's organizational redesign initiatives in Europe, the Company has committed to a plan to sell two separate facilities, one located in Mechelen, Belgium and one located in Magenta, Italy. As of December 31, 2016, the Mechelen, Belgium facility met the held-for-sale criteria set forth in U.S. GAAP, resulting in the classification of $3.2 million of property and equipment as held-for-sale and is classified within prepaid and other current assets in the Consolidated Balance Sheets. During the year ended December 31, 2017, the Company closed the sale of the Mechelen, Belgium facility and proceeds from the sale were approximately $3.0 million. During the fourth quarter of 2016, the Company determined the Magenta, Italy facility no longer met the held-for-sale criteria as it was no longer probable it would be sold within one year which resulted in $5.5 million being reclassified to property and equipment. The Mechelen, Belgium facility is reported within the Melt Delivery and Control Systems segment and the Magenta, Italy facility is reported within the Advanced Plastic Processing Technologies segment.
13. Related-Party Transaction
The Company executed an advisory services and monitoring agreement with CCMP on April 30, 2012 that provides a quarterly advisory fee to CCMP. The Company incurred $0.3 million of expense for the year ended December 31, 2015 related to the advisory services and monitoring agreement and these costs are included within selling, general and administrative expenses within the Company's Consolidated Statements of Operations. In connection with the Company's IPO, the advisory services and monitoring agreement between the Company and CCMP was terminated.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Commitments and Contingencies
The Company is obligated under various non-cancelable operating leases for equipment and facilities, some of which contain renewal options. At December 31, 2017, future minimum lease commitments under non-cancelable operating leases were approximately $34.3 million with required payments of $10.3 million in 2018, $7.3 million in 2019, $5.0 million in 2020, $3.5 million in 2021, $3.0 million in 2022, and $5.2 million thereafter. The Company recorded $11.8 million, $12.1 million and $11.0 million of rent expense for the years ended December 31, 2017, 2016 and 2015, respectively.
In June 2017, the Company's wholly-owned subsidiary Mold-Masters (2007) Limited completed the sale of two properties ("Properties") in Halton Hills, Ontario, Canada for CAD $14.25 million, or approximately USD $10.7 million, and simultaneously entered into agreements to lease back the Properties. Due to the existence of a prohibited form of continuing involvement, the transactions did not qualify for sale-leaseback accounting and as a result have been accounted for as financing transactions under lease accounting standards. Under the financing method, the assets will remain on the Company's Consolidated Balance Sheets and the proceeds received from the transactions are reported as a financing obligation. The leases have fifteen year terms with a total of approximately CAD $16.7 million, or approximately USD $12.6 million, to be paid over the term of the leases in accordance with the base rent schedule included in the lease agreements. At December 31, 2017, the liability under the financing transactions was $11.2 million which is included in other current liabilities and other noncurrent accrued liabilities in the Consolidated Balance Sheets.
In December 2017, the Company completed the sale of certain manufacturing equipment in the Company's Advanced Plastic Processing Technologies segment. The Company received proceeds of $8.0 million in January 2018 from the sale and recorded a loss of $0.4 million during the year ended December 31, 2017. In connection to the sale, the Company simultaneously entered into an agreement to lease back the equipment for a period of six years with a total of approximately $8.0 million to be paid over the term of the lease in accordance with the rent schedule included in the lease agreement. The lease has been classified as an operating lease and the Company has an option to purchase the equipment at the future fair value upon expiration of the lease.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Business Segment Information (continued)

The Advanced Plastic Processing Technologies segment is a global leader in the manufacture, distribution and service of equipment and products used in the plastic technology and processing industry, including injection molding, blow molding and extrusion applications with its principal operations located in the U.S., Germany, Italy, Czech Republic and India. The segment also sells specialty and peripheral equipment for plastic processing as well as replacement parts for machinery products. The Melt Delivery and Control Systems segment, which has major operations in the U.S., Canada, Germany and China, is a global leader in the manufacture of plastic delivery and precision control systems which are recurring, consumable sales for injection molding applications. The Melt Delivery and Control Systems segment sells highly engineered, technically advanced hot runner systems, process control systems, mold bases, mold components, aftermarket parts and related technologies and services for injection molding, as well as MRO supplies for plastic processing operations. The Fluid Technologies segment has major blending facilities in the U.S., The Netherlands and South Korea and is a leading manufacturer of premium coolants, lubricants, process cleaners and corrosion inhibitors that are used in a variety of metalworking industries. Effective January 1, 2016, the Advance Plastic Processing Technologies segment includes the Company's MPET product line that had previously been reported in the Melt Delivery and Control Systems segment. This reclassification more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change. For the year ended December 31, 2015, the MPET product line had revenue of $6.8 million and operating losses of $1.2 million, respectively.
The following table summarizes total assets by segment:

	December 31, 2017	December 31, 2016
	(in millions)
Advanced Plastic Processing Technologies	$524.8	$503.0
Melt Delivery and Control Systems	1,104.5	1,003.8
Fluid Technologies	149.0	141.6
Corporate	80.5	73.6
Total assets	$1,858.8	$1,722.0
The following table summarizes long-lived assets by segment:

	December 31, 2017	December 31, 2016
	(in millions)
Advanced Plastic Processing Technologies	$123.5	$121.4
Melt Delivery and Control Systems	113.3	101.0
Fluid Technologies	17.8	15.2
Corporate	6.2	6.1
Total long-lived assets	$260.8	$243.7
The following tables summarize segment information:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$689.1	$663.9	$680.8
Melt Delivery and Control Systems	423.9	389.9	383.5
Fluid Technologies	121.2	112.9	115.2
Total net sales to external customers	$1,234.2	$1,166.7	$1,179.5

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Business Segment Information (continued)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$10.6	$34.9	$55.3
Melt Delivery and Control Systems	102.5	91.4	52.1
Fluid Technologies	20.7	17.4	12.9
Corporate	(45.8)	(38.1)	(48.5)
Total operating earnings	$88.0	$105.6	$71.8
Capital expenditures:
Advanced Plastic Processing Technologies	$14.1	$30.4	$29.4
Melt Delivery and Control Systems	23.0	24.4	19.5
Fluid Technologies	2.1	1.8	1.2
Corporate	0.6	0.7	2.6
Total capital expenditures	$39.8	$57.3	$52.7
Depreciation and amortization:
Advanced Plastic Processing Technologies	$19.1	$20.3	$19.9
Melt Delivery and Control Systems	33.5	33.2	35.7
Fluid Technologies	4.9	5.5	6.7
Corporate	1.1	0.9	0.4
Total depreciation and amortization	$58.6	$59.9	$62.7
The following tables summarize net sales to external customers and long-lived assets by geographic region:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales to external customers:
United States	$532.6	$546.1	$576.0
China	140.1	111.3	107.5
India	115.3	99.7	87.4
Rest of World	446.2	409.6	408.6
Total net sales to external customers	$1,234.2	$1,166.7	$1,179.5

	December 31, 2017	December 31, 2016
	(in millions)
Long-lived assets:
United States	$67.9	$80.3
China	48.1	37.1
India	27.5	25.9
Czech Republic	48.2	36.9
Canada	31.0	29.1
Rest of World	38.1	34.4
Total long-lived assets	$260.8	$243.7

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Summarized Quarterly Financial Information (Unaudited)
Earnings per share for each quarter and year are calculated individually and may not sum to the total for the year.

	2017 Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Net sales	$285.4	$309.2	$314.7	$324.9	$1,234.2
Manufacturing margins	$93.8	$103.8	$98.7	$85.6	$381.9
Operating earnings	$19.7	$28.6	$29.6	$10.1	$88.0
Net (loss) earnings	$(24.6)	$10.1	$12.3	$3.3	$1.1
Basic EPS	$(0.36)	$0.15	$0.18	$0.05	$0.02
Diluted EPS	$(0.36)	$0.14	$0.17	$0.05	$0.02

	2016 Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Net sales	$277.3	$308.1	$292.2	$289.1	$1,166.7
Manufacturing margins	$96.1	$107.3	$99.7	$92.7	$395.8
Operating earnings	$32.0	$35.7	$29.1	$8.8	$105.6
Net earnings	$9.8	$12.9	$6.7	$1.1	$30.5
Basic EPS	$0.15	$0.19	$0.10	$0.02	$0.45
Diluted EPS	$0.14	$0.18	$0.10	$0.02	$0.43
17. Subsequent Events
On February 28, 2018, the Company made a voluntary $25.0 million principal payment on the 2017 Term Loan Facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
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

Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Milacron Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited Milacron Holdings Corp.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Milacron Holdings Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 28, 2018

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Company's 2018 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Company's 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information required by this item will be included in the Company's 2018 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Company's 2018 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the Company's 2018 Proxy Statement and is incorporated herein by reference.

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
Schedule II: Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Obligations	Deductions	Balance at End of Period
	(in millions)
Valuation allowance for deferred tax assets:
Year Ended December 31, 2017	$77.7	$26.8	$—	$(24.7)	$79.8
Year Ended December 31, 2016	70.0	20.6	—	(12.9)	77.7
Year Ended December 31, 2015	65.3	18.8	—	(14.1)	70.0
(a)(3) Exhibit Index
The following is an index of the exhibits included in this report:

Exhibit Number:

3.1	Second Amended and Restated Certificate of Incorporation of Milacron Holdings Corp. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on June 30, 2015).
3.2	Amended and Restated By Laws of Milacron Holdings Corp. (Incorporated by reference from Exhibit 3.2 to Form 8-K filed on June 30, 2015).
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

4.2
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

4.3
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

10.22
Form of Milacron Holdings Corp. Amended and Restated Indemnification Agreement for Ira Boots, John Gallagher and Tom Goeke (Incorporated by reference from Exhibit 10.22 to Form S-1/A filed on June 15, 2015).

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

10.30
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of March 22, 2016, by and among Milacron Holdings Corp., Milacron LLC, Mold-Masters (2007) Limited, the U.s. and German subsidiaries of Milacron Holdings Corp., Milacron Canada Corp. and Bank of America, N.A. as administrative agent for the lenders and as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on May 3, 2017).

10.31
Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 28, 2016, by and among Milacron Holdings Corp., Milacron LLC, Mold-Masters (2007) Limited, the U.s. and German subsidiaries of Milacron Holdings Corp., Milacron Canada Corp. and Bank of America, N.A. as administrative agent for the lenders and as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 3, 2017).

10.32
Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of February 28, 2017, by and among Milacron Holdings Corp., Milacron LLC, Mold-Masters (2007) Limited, the U.s. and German subsidiaries of Milacron Holdings Corp., Milacron Canada Corp. and Bank of America, N.A. as administrative agent for the lenders and as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on May 3, 2017).

10.33
Agreement of Purchase and Sale, dated April 12, 2017, by and between Skyline Real Estate Acquisitions (III) Inc. and Mold-Masters (2007) Limited (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on May 3, 2017).

10.34
Lease Agreement (Armstrong Avenue Property), dated June 22, 2017, by and between Skyline Commercial Real Estate Holdings Inc. and Mold-Masters (2007) Limited (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 3, 2017).

10.35
Lease Agreement (Todd Road Property), dated June 22, 2017, by and between Skyline Commercial Real Estate Holdings Inc. and Mold-Masters (2007) Limited (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 3, 2017).

10.36#	Form of Restricted Stock Award Agreement (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 3, 2017).
10.37#	Form of Performance Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on August 3, 2017).
10.38
Amendment No. 2 to Term Loan Agreement, dated as of November 8, 2017, by and among Milacron Holdings Corp., Milacron LLC, the subsidiaries of the borrower from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.39	Receivables Purchase Agreement, dated as of November 30, 2017, by and between Milacron Marketing Company LLC and Hitachi Capital America Corp.
21.1	List of Subsidiaries of Milacron Holdings Corp.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm, relating to Milacron Holdings Corp.
24.1	Power of Attorney (included on signature page to the Annual Report).
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Milacron Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Milacron Holdings Corp.
(Registrant)

Date: February 28, 2018	By:	/s/ BRUCE CHALMERS
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

Signatures	Capacity

/s/ Thomas Goeke	President, Chief Executive Officer and Director
Thomas Goeke	(Principal Executive Officer)

/s/ Bruce Chalmers	Chief Financial Officer
Bruce Chalmers	(Principal Financial and Accounting Officer)

/s/ Ira Boots	Director
Ira Boots

/s/ Timothy Walsh	Director
Timothy Walsh

/s/ Mark McFadden	Director
Mark McFadden

/s/ Jim Gentilcore	Director
Jim Gentilcore

/s/ Waters Davis	Director
Waters Davis

/s/ Jim Kratochvil	Director
Jim Kratochvil

/s/ James Ridout	Director
James Ridout

/s/ Rebecca Lee Steinfort	Director
Rebecca Lee Steinfort

/s/ David Reeder	Director
David Reeder

/s/ Gregory Gluchowski Jr.	Director
Gregory Gluchowski Jr.

/s/ Timothy Crow	Director
Timothy Crow