Form 10-Q
period 2018-03-31
Milacron Holdings Corp.
filed 2018-05-03
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒ No     ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☒ No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At March 31, 2018, there were 70,377,707 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2018

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including the risk factors discussed in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission ("SEC") on February 28, 2018. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018
	(Unaudited)	December 31, 2017
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$176.7	$187.9
Accounts receivable, net	187.6	186.3
Inventories, net:
Raw materials	90.9	90.2
Work-in-process	65.3	56.0
Finished products	128.6	121.7
Total inventories, net	284.8	267.9
Prepaid and other current assets	59.2	62.8
Total current assets	708.3	704.9
Property and equipment, net	263.6	260.8
Goodwill	548.7	535.1
Intangible assets, net	331.0	332.4
Other noncurrent assets	31.7	25.6
Total assets	$1,883.3	$1,858.8
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$7.6	$7.4
Long-term debt and capital lease obligations due within one year	0.1	9.4
Accounts payable	119.7	121.6
Advanced billings and deposits	71.4	62.8
Accrued salaries, wages and other compensation	24.3	29.7
Other current liabilities	77.3	75.7
Total current liabilities	300.4	306.6
Long-term debt and capital lease obligations	901.6	916.4
Deferred income tax liabilities	62.9	60.4
Accrued pension liabilities	31.9	30.9
Other noncurrent accrued liabilities	23.4	23.8
Total liabilities	1,320.2	1,338.1
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 70,377,707 and 69,644,918
issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	0.7	0.7
Capital in excess of par value	681.4	675.9
Retained deficit	(64.6)	(70.5)
Accumulated other comprehensive loss	(54.4)	(85.4)
Total shareholders’ equity	563.1	520.7
Total liabilities and shareholders’ equity	$1,883.3	$1,858.8
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in millions, except per share data)
Net sales	$310.4	$285.4
Cost of sales	206.5	191.6
Manufacturing margins	103.9	93.8
Operating expenses:
Selling, general and administrative expenses	66.1	64.3
Amortization expense	6.8	7.0
Loss (gain) on currency translation	0.2	(1.3)
Other expense, net	7.7	3.8
Total operating expenses	80.8	73.8
Operating earnings	23.1	20.0
Interest expense, net	10.7	12.4
Loss on debt extinguishment	0.3	25.2
Other non-operating expenses	0.3	0.3
Earnings (loss) before income taxes	11.8	(17.9)
Income tax expense	5.9	6.7
Net earnings (loss)	$5.9	$(24.6)
Earnings (loss) per share:
Basic	$0.09	$(0.36)
Diluted	$0.08	$(0.36)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net earnings (loss)	$5.9	$(24.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26.6	18.8
Unrecognized post-retirement plan loss	—	(0.1)
Unrealized gain on hedging activities	4.4	0.1
Total other comprehensive income, net of tax	31.0	18.8
Comprehensive income (loss)	$36.9	$(5.8)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating activities
Net earnings (loss)	$5.9	$(24.6)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14.4	14.5
Unrealized loss (gain) on currency translation of intercompany advances	0.2	(1.9)
Amortization of deferred financing costs	0.7	0.7
Loss on debt extinguishment	0.3	25.2
Non-cash stock-based compensation expense	2.7	1.9
Deferred income taxes	1.1	0.8
Changes in assets and liabilities:
Accounts receivable	2.7	(2.6)
Inventories	(13.3)	(15.6)
Prepaid and other current assets	(3.3)	(2.6)
Accounts payable	(2.2)	5.4
Advanced billings and deposits	8.0	9.4
Other current liabilities	(9.8)	(21.1)
Other noncurrent assets	0.3	1.1
Other noncurrent accrued liabilities	(0.1)	0.7
Net cash provided by (used in) operating activities	7.6	(8.7)
Investing activities
Purchases of property and equipment	(7.3)	(12.7)
Proceeds from disposals of property and equipment	8.0	3.5
Net cash provided by (used in) investing activities	0.7	(9.2)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	—	983.5
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(25.0)	(985.3)
Net decrease in short-term borrowings (original maturities of 90 days or less)	(0.1)	(0.1)
Debt extinguishment costs	—	(18.0)
Proceeds from exercise of stock options	2.8	1.9
Debt issuance costs	—	(9.4)
Net cash used in financing activities	(22.3)	(27.4)
Effect of exchange rate changes on cash	2.8	3.0
Decrease in cash and cash equivalents	(11.2)	(42.3)
Cash and cash equivalents at beginning of period	187.9	130.2
Cash and cash equivalents at end of period	$176.7	$87.9
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2018 and December 31, 2017 and for the
Three Months Ended March 31, 2018 and 2017
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
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The interim period results are not necessarily indicative of the results to be expected for the full year. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2018.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09, as further amended, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. ASU 2014-09 was effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption - retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts. The Company has completed its detailed review of the new standard and adopted Topic 606 on January 1, 2018, using the modified retrospective method, which did not result in an adjustment to equity. The Company's sales transactions generally consist of a single performance obligation to transfer promised goods or services.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs ("ASU 2017-07"). ASU 2017-07 requires the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated statements of operations; however, the other components of net benefit cost are required to be presented outside of operating income within the consolidated statements of operations. ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 and the Company adopted the accounting standard update as of January 1, 2018. The other components of net benefit cost of $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, are presented in a separate line outside of operations within the Condensed Consolidated Statements of Operations. The Company has retrospectively applied the change in accounting principle to all periods presented. The adoption of this standard update had no other effect on the Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Revenue
On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting.
The Company applies the provisions of Accounting Standards Codification ("ASC") 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company's customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contact with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the performance obligation is satisfied.
The Company considers customer purchase orders to be contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. As the Company's standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company's performance obligation is satisfied), which typically occurs at shipment.
The following table provides information about disaggregated revenue by primary geographical and end markets, and includes a reconciliation of the disaggregated revenue with reportable segments:

	Three Months Ended March 31, 2018
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$93.8	$35.8	$12.8	$142.4
Europe	20.0	33.2	12.6	65.8
China	6.1	32.1	2.8	41.0
India	31.9	3.8	0.3	36.0
Other	10.1	11.6	3.5	25.2
Total	$161.9	$116.5	$32.0	$310.4

End markets:
Automotive	$22.1	$21.7	$6.8	$50.6
Packaging	36.4	11.3	0.1	47.8
Consumer goods	16.1	19.3	1.4	36.8
Electronics	11.4	13.8	1.8	27.0
Medical	6.3	7.4	0.2	13.9
Construction	25.5	0.5	—	26.0
Custom molders	19.4	5.2	—	24.6
Industrial machinery and other	24.7	37.3	21.7	83.7
Total	$161.9	$116.5	$32.0	$310.4
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Revenue (continued)

Significant changes in the contract liabilities balances during the three months ended March 31, 2018 are as follows:

Three Months Ended March 31, 2018
(in millions)
Balance at beginning of period	$62.8
Additional advanced billings and deposits received	99.3
Revenue recognized	(90.3)
Foreign currency translation adjustments and other	(0.4)
Balance at end of period	$71.4
Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions are recognized as expense when the products are sold. We recognize revenue for service contracts that extend mechanical and maintenance beyond our base warranties overt the life of the contract.
The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As permitted by Topic 606, the Company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
3. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the three months ended March 31, 2018:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2017	$35.6	$452.6	$46.9	$—	$535.1
Foreign currency translation adjustments	—	13.6	—	—	13.6
Balance at March 31, 2018	$35.6	$466.2	$46.9	$—	$548.7
There were no goodwill impairment charges during the three months ended March 31, 2018 and 2017. Accumulated goodwill impairment was $1.4 million at March 31, 2018 and December 31, 2017.
The following table summarizes the Company’s other intangible assets at March 31, 2018:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$43.9	$23.6	$20.3
Technology	117.6	49.8	67.8
Customer relationships	237.6	138.8	98.8
Total intangible assets subject to amortization	399.1	212.2	186.9
Trademarks, not subject to amortization	144.1	—	144.1
Total	$543.2	$212.2	$331.0

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
Consolidated amortization expense related to intangible assets subject to amortization was $6.8 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively.
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
In accordance with ASC 740, the Company records interest and penalties associated with uncertain tax positions within income tax expense in the Company's Condensed Consolidated Statements of Operations. The Company does not have a material liability recorded for interest and penalties related to uncertain tax positions for any period presented.
Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law and it institutes fundamental changes to the taxation of multinational corporations. The Tax Act reduces the corporate tax rate to 21%, repeals the alternative minimum tax, limits the interest deduction, enhances the expensing of capital investments, implements a dividend exemption system, eliminates the deferral of foreign earnings, provides a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. As part of the transition to the new tax system, the Tax Act imposes a one-time transition tax on historical undistributed earnings of foreign affiliates through the year ended December 31, 2017. Milacron has applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Tax Act. As of March 31, 2018, the Company has not completed its accounting for all effects of the Tax Act. During the three months ended March 31, 2018, the Company made no adjustments to the provisional amounts recorded as of December 31, 2017. The Company will continue to refine its calculations as additional analysis is completed and the Company’s estimates may also be impacted as the Company gains a more thorough understanding of the tax law. These changes could be material to income tax expense. As a result of the Tax Act, the Company projects U.S. taxable income for 2018. The projected taxable income has no impact on the effective tax rate as the expense of utilizing the U.S. net operating loss carryforwards is offset by the benefit of reversing the associated valuation allowances.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

Corporate Tax Rate Change - For the year ended December 31, 2017, the Company recorded an income tax benefit of $4.6 million due to the decrease in the corporate tax rate from 35% to 21%. The income tax benefit resulted from reducing net deferred tax liabilities to the new lower rate. There was no impact on the Consolidated Financial Statements as a result of revaluing the Company’s U.S. deferred tax assets as the income tax expense was offset by an income tax benefit for revaluing the associated valuation allowances. During the three months ended March 31, 2018, the Company made no adjustments to the provisional amounts recorded as of December 31, 2017 and the Company expects to be complete upon the filing of the Company's 2017 U.S. income tax return.

Elimination of Alternative Minimum Tax ("AMT") - For the year ended December 31, 2017, the Company recorded an income tax benefit of $6.7 million due to the elimination of the AMT and the Company reversed valuation allowances recorded against its AMT credit carryovers. Under the Tax Act, the AMT credit carryovers will be refunded between 2019 and 2022. During the three months ended March 31, 2018, the Company made no adjustments to the provisional amounts recorded as of December 31, 2017 and the Company expects to be complete upon the filing of the Company's 2017 U.S. income tax return.

Mandatory Transition Tax - For the year ended December 31, 2017, the Company recorded a provisional transition tax of $6.5 million. The Company expects to utilize existing U.S. net operating loss carryovers in lieu of paying the transition tax over the next eight years. The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) which the Company had deferred from U.S. income taxes under previous U.S. tax law. The Company will continue to refine its calculations but no adjustments to the provisional amounts recorded at December 31, 2017 were made during the three months ended March 31, 2018.

Global Intangible Low-Taxed Income ("GILTI") - The GILTI provisions of the Tax Act also require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will have incremental U.S. taxable income as a result of the GILTI provisions beginning in 2018. The FASB states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of March 31, 2018, the Company computed an estimate of GILTI income for 2018; however, the estimate did not impact the Company’s effective tax rate as discussed above.
Interest Limitation - The Tax Act limits net interest expense to 30% of adjusted taxable income. At March 31, 2018, the Company expects its interest expense deduction to be limited; however, the limitation does not impact the Company’s expected effective tax rate.
5. Debt
Debt for the Company consists of the following:

	March 31, 2018			December 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
Senior secured term loan facility due September 2023	$912.5	$11.0	$901.5	$937.5	$11.9	$925.6
Borrowings under other lines of credit	7.6	—	7.6	7.4	—	7.4
Capital lease obligations and other	0.2	—	0.2	0.2	—	0.2
	920.3	11.0	909.3	945.1	11.9	933.2
Less current portion	(7.7)	—	(7.7)	(16.9)	(0.1)	(16.8)
	$912.6	$11.0	$901.6	$928.2	$11.8	$916.4
On February 28, 2018, the Company made a voluntary $25.0 million principal payment on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility").

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. The service cost was $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, and is included in cost of sales and selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations. The other components of net periodic pension costs totaled $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, and are included in other non-operating expenses in the Company's Condensed Consolidated Statements of Operations.
7. Net Earnings (Loss) Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share ("EPS") computations:

	Three Months Ended March 31,
	2018	2017
	(in millions, except common share and per common share amounts)
Numerator:
Net earnings (loss)	$5.9	$(24.6)
Denominator:
Denominator for basic EPS–weighted-average common shares	69,215,457	68,260,015
Dilutive effect of stock-based compensation arrangements	2,307,869	—
Denominator for diluted EPS–adjusted weighted-average common shares	71,523,326	68,260,015

Basic EPS	$0.09	$(0.36)
Diluted EPS	$0.08	$(0.36)
The diluted EPS calculation for the three months ended March 31, 2018 excludes the effect of 0.9 million outstanding stock options as their effect is anti-dilutive. The diluted EPS calculation for the three months ended March 31, 2017 excludes the effect of 0.7 million shares of restricted stock, 0.2 million restricted stock units and 5.3 million outstanding stock options as their effect is anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive nonforfeitable dividends on the shares covered by the awards.
8. Stock-based Compensation
On March 1, 2018, the Company granted 0.1 million performance stock units, 0.3 million restricted stock awards and 0.2 million restricted stock units under the 2015 Equity Incentive Plan. The performance stock units contain a three-year performance period with a performance target based on return on invested capital and possible payouts ranging from 50% to 200% of the target awards. The restricted stock awards and restricted stock units vest in equal annual increments over three years.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Derivative Financial Instruments (continued)

Foreign Currency Forward Contracts
The Company currently hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $20.1 million at March 31, 2018 and $0.3 million at December 31, 2017. As of March 31, 2018, all of the Company’s outstanding instruments mature within the next nine months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $0.2 million at March 31, 2018 and are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets and insignificant at December 31, 2017.
The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the three months ended March 31, 2017, the Company recognized a gain of $0.1 million related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Condensed Consolidated Statements of Operations and are classified within loss (gain) on currency translation. The fair value of these derivative instruments not designated as hedges at March 31, 2018 was insignificant.
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
The Company designated these interest rate swaps as cash flow hedges of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swaps will offset losses and gains on the transactions being hedged. The fair value of the interest rate swaps is calculated by taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. The effective portion of changes in the fair value of the interest rate swaps is reflected as a component of accumulated other comprehensive income (loss) and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedge item, if any (i.e. the ineffective portion), is recognized as interest expense, net during the current period. During the three months ended March 31, 2018 and 2017, the Company recorded $0.1 million of hedge ineffectiveness in earnings.
The following table provides the effect of the Company’s foreign currency forward contracts and interest rate swaps designated as cash flow hedges on the Company’s Condensed Consolidated Financial Statements for three months ended March 31, 2018 and 2017:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three Months Ended March 31, 2018
Foreign exchange contracts	$(0.2)	$—
Interest rate swaps	$5.8	$—
Three Months Ended March 31, 2017
Foreign exchange contracts	$0.1	$—
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in loss (gain) on currency translation or cost of sales within the Company's Condensed Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the foreign exchange contracts was immaterial for all periods presented.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Derivative Financial Instruments (continued)

Fair Value Measurements
The Company estimates the fair value of its financial instruments utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 were as follows:

	Balance Sheet Location	Total	Level 1	Level 2	Level 3
		(in millions)
March 31, 2018
Foreign currency forward contracts (liability position)	Other current liabilities	$0.2	$—	$0.2	$—
Interest rate swap agreements (asset position)	Prepaid and other current assets	$0.3	$—	$0.3	$—
Interest rate swap agreements (asset position)	Other noncurrent assets	$6.1	$—	$6.1	$—
December 31, 2017
Interest rate swap agreements (asset position)	Other noncurrent assets	$1.7	$—	$1.7	$—
Interest rate swap agreements (liability position)	Other current liabilities	$1.0	$—	$1.0	$—
10. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at December 31, 2016	$(150.0)	$(7.3)	$(0.6)	$(157.9)
Other comprehensive income (loss) before reclassifications	18.8	(0.3)	0.1	18.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	—	0.2
Other comprehensive income (loss)	18.8	(0.1)	0.1	18.8
Balance at March 31, 2017	$(131.2)	$(7.4)	$(0.5)	$(139.1)

Balance at December 31, 2017	$(78.3)	$(7.2)	$0.1	$(85.4)
Other comprehensive income (loss) before reclassifications	26.6	(0.1)	4.4	30.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	—	0.1
Other comprehensive income	26.6	—	4.4	31.0
Balance at March 31, 2018	$(51.7)	$(7.2)	$4.5	$(54.4)

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Accumulated Other Comprehensive Income (Loss) (continued)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2018 and 2017:

	Classification	Three Months Ended March 31,
	of Expense	2018	2017
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.1)	$(0.2)
Tax benefit	(b)	—	—
Adjustment of pension and post-retirement obligations, net of tax		$(0.1)	$(0.2)

(a)	Amount is included in the calculation of pension cost within other non-operating expenses in the Company's Condensed Consolidated Statements of Operations.

(b)	These amounts are included in income tax expense in the Company's Condensed Consolidated Statements of Operations.
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
The following table summarizes changes in the Company’s warranty reserves for the periods indicated. Accrued warranty reserves are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balance at beginning of period	$9.9	$8.7
Warranty expense	4.1	4.0
Warranty claims paid	(4.0)	(4.9)
Foreign currency translation adjustments	0.1	0.2
Balance at end of period	$10.1	$8.0
12. Restructuring Reserves

2017 Actions
In the second quarter of 2017, the Company recorded severance expense related to the elimination of certain positions within the Company's Advanced Plastic Processing Technologies and Corporate segments. These amounts are expected to be substantially paid in cash by the fourth quarter of 2018. The total remaining liability under these severance-related actions was $0.5 million and $1.2 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Restructuring Reserves (continued)

2016 Actions
On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic, United States and India. During the three months ended March 31, 2018, the Company identified additional employees to be included within the Company's existing restructuring plan. As a result of these additions, as well as the impact of movements in foreign currency, the Company expects to incur total severance and other related costs of approximately $28.0 million to $29.0 million. During the three months ended March 31, 2018 and 2017, the Company recorded severance expense of $6.4 million and $2.6 million, respectively, related to this restructuring plan which is included within other expense, net in the Company's Condensed Consolidated Statements of Operations. Substantially all of these costs will result in future cash expenditures and are expected to be substantially complete by the end of the first quarter of 2019. As the employees are required to render service in order to receive the termination benefits, the associated liability and expense are being recognized ratably over the future service period. The total remaining liability related to this plan was $12.3 million and $11.1 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.
13. Sale-Leaseback Transaction
In December 2017, the Company completed the sale of certain manufacturing equipment in the Company's Advanced Plastic Processing Equipment segment. The Company received proceeds of $8.0 million in January 2018 from the sale and recorded a loss of $0.4 million during the year ended December 31, 2017. In connection to the sale, the Company simultaneously entered into an agreement to lease back the equipment for a period of six years with a total of approximately $8.0 million to be paid over the term of the lease in accordance with the rent schedule included in the lease agreement. The lease has been classified as an operating lease and the Company has an option to purchase the equipment at the future fair value upon expiration of the lease.
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
The following table summarizes total assets by segment:

	March 31, 2018	December 31, 2017
	(in millions)
Advanced Plastic Processing Technologies	$534.1	$524.8
Melt Delivery and Control Systems	1,138.8	1,104.5
Fluid Technologies	151.1	149.0
Corporate	59.3	80.5
Total assets	$1,883.3	$1,858.8

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Business Segment Information (continued)

The following table summarizes long-lived assets, net by segment:

	March 31, 2018	December 31, 2017
	(in millions)
Advanced Plastic Processing Technologies	$124.8	$123.5
Melt Delivery and Control Systems	114.5	113.3
Fluid Technologies	17.9	17.8
Corporate	6.4	6.2
Total long-lived assets, net	$263.6	$260.8
The following tables summarize segment information:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$161.9	$156.6
Melt Delivery and Control Systems	116.5	99.8
Fluid Technologies	32.0	29.0
Total net sales to external customers	$310.4	$285.4

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$2.6	$2.4
Melt Delivery and Control Systems	26.7	25.5
Fluid Technologies	6.0	4.6
Corporate	(12.2)	(12.5)
Total operating earnings	$23.1	$20.0
Capital expenditures:
Advanced Plastic Processing Technologies	$2.3	$5.9
Melt Delivery and Control Systems	4.1	6.6
Fluid Technologies	0.6	0.1
Corporate	0.3	0.1
Total capital expenditures	$7.3	$12.7
Depreciation and amortization:
Advanced Plastic Processing Technologies	$4.5	$4.8
Melt Delivery and Control Systems	8.5	8.2
Fluid Technologies	1.1	1.2
Corporate	0.3	0.3
Total depreciation and amortization	$14.4	$14.5

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Business Segment Information (continued)

The following tables summarize net sales to external customers and long-lived assets, net by geographic region:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net sales to external customers:
United States	$121.1	$127.2
China	41.0	27.2
India	36.0	27.6
Rest of World	112.3	103.4
Total net sales to external customers	$310.4	$285.4

	March 31, 2018	December 31, 2017
	(in millions)
Long-lived assets, net:
United States	$66.5	$67.9
China	50.6	48.1
India	30.9	27.5
Czech Republic	47.2	48.2
Canada	30.0	31.0
Rest of World	38.4	38.1
Total long-lived assets, net	$263.6	$260.8
15. Subsequent Events
On April 30, 2018, the Company made a voluntary $25.0 million principal payment on the 2017 Term Loan Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 28, 2018.
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
Milacron has strong brand recognition with over 150 years of continuous operations. With products sold in over 100 countries across six continents, our established and market-driven global footprint is well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Our breadth of products, long history, and global reach have resulted in a large installed base of plastic processing machines and hot runner systems.
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 64% of total fiscal 2017 sales and 68% of our sales for the three months ended March 31, 2018. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
Our customers consist of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 46% in North America, 21% in Europe, 13% in China, 12% in India and 8% in the rest of the world for the three months ended March 31, 2018.
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
Cost Reduction Initiatives
Milacron’s organizational redesign and cost reduction initiatives are in the process of being implemented and are expected to yield approximately $35 million of annual run-rate cost savings by the end of 2018. In fiscal 2017, Milacron incurred approximately $59 million of one-time costs related to these projects and during the three months ended March 31, 2018, approximately $13 million of costs were incurred related to these projects.
See the information relating to implementation of strategic initiatives discussed in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.
Advanced Plastic Processing Technologies
The key factors affecting our APPT segment results include demand for plastic processing machinery, raw material inputs and cost structure.
Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 58% of APPT sales for the three months ended March 31, 2018 occurring in North America, demand is also impacted by customers bringing manufacturing operations back to North America.
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
Melt Delivery and Control Systems
The key factors affecting our MDCS segment results include demand for hot runner systems and hot halves, mold bases, components, raw material inputs and cost structure.
Demand. Consistent with historical periods, according to a August 2017 Interconnection Consulting report, the hot runner market is expected to grow faster than the overall global economy based on macro-economic drivers involving product life cycles, demographics, technology conversion and greater use of plastic. Demand within the hot runner market is driven more by the frequency of product design changes and model refreshes than by end product volume, because hot runner systems are typically custom ordered for each new product mold, representing a critical factor in the market’s resiliency during economic cycles.
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
New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders in the first three months of 2018 were $325.1 million, a decrease of $1.3 million, or 0.4%, compared to $326.4 million in the first three months of 2017. Excluding $15.2 million of favorable effects of foreign currency movements, new orders decreased 5.1% compared to the prior year period. New orders were primarily impacted by a decline in our European equipment business and hot runner business in China and North America, partially offset by growth in our Indian equipment business.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at March 31, 2018 was $301.7 million, an increase of $14.7 million from December 31, 2017 and an increase of $31.4 million from March 31, 2017. Excluding $2.6 million of favorable effects of foreign currency movements, backlog increased 4.2% compared to December 31, 2017. The increase in our backlog at March 31, 2018 compared to December 31, 2017 is predominantly driven by our North American equipment business. Excluding $11.6 million of favorable effects of foreign currency movements, backlog increased 7.3% compared to March 31, 2017. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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
Executive Overview
For the first three months of 2018, we reported sales of $310.4 million, operating earnings of $23.1 million and a net earnings of $5.9 million. This compares to sales of $285.4 million, operating earnings of $20.0 million and a net loss of $24.6 million for the first three months of 2017. Excluding $15.5 million of favorable effects of foreign currency movements, sales increased 3.3% compared to the prior year period. We generated $55.4 million in Adjusted EBITDA, or 17.8% of sales, during the first three months of 2018 compared to $50.0 million in Adjusted EBITDA, or 17.5% of sales, during the first three months of 2017.
Advanced Plastic Processing Technologies
For the three months ended March 31, 2018, APPT generated $161.9 million in sales, operating earnings of $2.6 million and $18.0 million in Adjusted EBITDA, or 11.1% of sales, before corporate expenses, compared to $156.6 million in sales, operating earnings of $2.4 million and $17.4 million in Adjusted EBITDA, or 11.1% of sales, before corporate expenses, in the same period of 2017. Excluding $5.1 million of favorable effects of foreign currency movements, sales increased 0.1% compared to the prior year period.

Melt Delivery and Control Systems
For the three months ended March 31, 2018, MDCS generated $116.5 million in sales, operating earnings of $26.7 million and $38.2 million in Adjusted EBITDA, or 32.8% of sales, before corporate expenses, compared to $99.8 million in sales, operating earnings of $25.5 million and $32.8 million in Adjusted EBITDA, or 32.9% of sales, before corporate expenses, in the same period of 2017. Excluding $8.0 million of favorable effects of foreign currency movements, sales increased 8.7% compared to the prior year period.
Fluid Technologies
For the three months ended March 31, 2018, Fluids generated $32.0 million in sales, operating earnings of $6.0 million and $7.1 million in Adjusted EBITDA, or 22.2% of sales, before corporate expenses, compared to $29.0 million in sales, operating earnings of $4.6 million and $5.9 million in Adjusted EBITDA, or 20.3% of sales, before corporate expenses, in the same period of 2017. Excluding $2.4 million of favorable effects of foreign currency movements, sales increased 2.1% compared to the prior year period.
Liquidity
In the first three months of 2018, cash decreased $11.2 million primarily as a result of our voluntary $25.0 million principal payment on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility") in February 2018. Operating activities generated $7.6 million of cash in the first three months of 2018 compared to using $8.7 million of cash in the same period of 2017. The increase was primarily driven by a reduction in interest payments of approximately $15.0 million when compared to the first three months of 2017. This reduction in interest payments is attributable to the timing of our interest payments under the 2017 Term Loan Facility as well as a reduction in the weighted-average interest rate of our outstanding debt. Investing activities generated $0.7 million of cash in the first three months of 2018 as a result of proceeds received in connection with the sale of certain manufacturing equipment that we simultaneously leased back which was partially offset by capital expenditures during the first quarter of 2018. Financing activities used $22.3 million of cash in the first three months of 2018 primarily as a result of our voluntary $25.0 million principal payment on the 2017 Term Loan Facility. This use of cash during the first quarter was partially offset by proceeds generated from the exercise of stock options.
Cash on hand at March 31, 2018 was $176.7 million, and we had approximately $74.8 million available for borrowing under our asset-based and other credit facilities.
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
The following table summarizes the results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net sales	$310.4	$285.4
Cost of sales	206.5	191.6
Manufacturing margins	103.9	93.8
Operating expenses:
Selling, general and administrative expenses	66.1	64.3
Amortization expense	6.8	7.0
Loss (gain) on currency translation	0.2	(1.3)
Other expense, net	7.7	3.8
Total operating expenses	80.8	73.8
Operating earnings	23.1	20.0
Interest expense, net	10.7	12.4
Loss on debt extinguishment	0.3	25.2
Other non-operating expenses	0.3	0.3
Earnings (loss) before income taxes	11.8	(17.9)
Income tax expense	5.9	6.7
Net earnings (loss)	$5.9	$(24.6)

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
Net Sales
For the three months ended March 31, 2018, sales were $310.4 million compared to $285.4 million for the three months ended March 31, 2017, an increase of $25.0 million, or 8.8%. Excluding $15.5 million of favorable effects of foreign currency movements, sales increased 3.3%, on a constant currency basis, compared to the prior year period. Sales benefited from growth in the hot runner business in China and the Indian equipment business, partially offset by declines in the equipment business in North America and Europe. End market growth was driven by increases in the automotive, packaging, electronics and medical end markets, partially offset by declines in the consumer goods and industrial industries.
The following table sets forth our sales by segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$161.9	$156.6
Melt Delivery and Control Systems	116.5	99.8
Fluid Technologies	32.0	29.0
Total sales	$310.4	$285.4
Advanced Plastic Processing Technologies
Sales for the APPT segment for the three months ended March 31, 2018 were $161.9 million compared to $156.6 million for the three months ended March 31, 2017, an increase of $5.3 million, or 3.4%. Excluding $5.1 million of favorable effects of foreign currency movements, sales increased 0.1%, on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth in India and China, partially offset by a decline in North America and Europe. End market growth was primarily driven by increases in the automotive and electronics industries, partially offset by a decline in the consumer goods and industrial end markets.
Melt Delivery and Control Systems
Sales for the MDCS segment for the three months ended March 31, 2018 were $116.5 million compared to $99.8 million for the three months ended March 31, 2017, an increase of $16.7 million, or 16.7%. Excluding $8.0 million of favorable effects of foreign currency movements, sales increased 8.7%, on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth in China. End market growth was primarily driven by increases in the automotive, consumer goods and electronics industries, partially offset by a decline in the custom molders end market.
Fluid Technologies
Sales for the Fluids segment for the three months ended March 31, 2018 were $32.0 million compared to $29.0 million for the three months ended March 31, 2017, an increase of $3.0 million, or 10.3%. Excluding $2.4 million of favorable effects of foreign currency movements, sales increased 2.1%, on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth in North America and Asia. End market growth was primarily driven by increases in the automotive, electronics and aerospace industries.
Cost of Sales
Cost of sales for the three months ended March 31, 2018 was $206.5 million compared to $191.6 million for the three months ended March 31, 2017, an increase of $14.9 million, or 7.8%. The increase is primarily due to increased sales volumes and material input costs.

Manufacturing Margins
Our manufacturing margin (or gross margin) for the three months ended March 31, 2018 was $103.9 million compared to $93.8 million for the three months ended March 31, 2017, an increase of $10.1 million, or 10.8%. The manufacturing margin as a percent of sales for the three months ended March 31, 2018 was 33.5% compared to 32.9% for the three months ended March 31, 2017. The increase in manufacturing margin is primarily related to an increase in sales volumes within the Company's higher margin segments, MDCS and Fluids, when compared to the prior year. Additionally, in the first quarter of 2017 the Company encountered competitive pricing pressure within the APPT segment and incremental overtime within the MDCS segment that was not present in the first quarter of 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2018 were $66.1 million compared to $64.3 million for the three months ended March 31, 2017, an increase of $1.8 million, or 2.8%. The increase is primarily related to stock-based compensation expense and selling costs associated with the increase in sales volumes. These increases were partially offset by a reduction in research and development costs and certain discretionary costs.
Amortization Expense
Amortization expense related to intangible assets for the three months ended March 31, 2018 was $6.8 million compared to $7.0 million for the three months ended March 31, 2017, a decrease of $0.2 million, or 2.9%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects.
Loss (gain) on Currency Translation
The loss on currency translation for the three months ended March 31, 2018 was $0.2 million compared to a gain of $1.3 million for the three months ended March 31, 2017, resulting in an unfavorable change of $1.5 million. The change primarily relates to the non-cash translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters Luxembourg Holdings S.à r.l within our MDCS segment.
Other Expense, Net
Other expense, net for the three months ended March 31, 2018 was $7.7 million compared to $3.8 million for the three months ended March 31, 2017, an increase of $3.9 million. The increase is related to severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility.
Operating Earnings
Operating earnings for the three months ended March 31, 2018 were $23.1 million compared to $20.0 million for the three months ended March 31, 2017, an increase of $3.1 million, or 15.5%. The increase is related to an increase in sales volumes within the Company's higher margin segments, MDCS and Fluids, partially offset by an increase in severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2018 was $10.7 million compared to $12.4 million for the three months ended March 31, 2017, a decrease of $1.7 million, or 13.7%. The decrease is primarily due to a reduction in our weighted-average interest rate as a result of our debt refinancings during the first and fourth quarters of 2017.
Loss on Debt Extinguishment
Loss on debt extinguishment was $0.3 million for the three months ended March 31, 2018 compared to $25.2 million for the three months ended March 31, 2017. The loss on debt extinguishment in 2017 was principally related to the $18.0 million premium paid upon the repayment of our 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes") as well as the write-off of deferred financing costs related to the Senior Unsecured Notes and the senior secured term loan facility due September 2020 ("New Term Loan Facility").
Other Non-Operating Expense
Other non-operating expense was $0.3 million for the three months ended March 31, 2018 compared to $0.3 million for the three months ended March 31, 2017. Other non-operating expense includes certain components of net periodic pension cost including interest costs, expected return on plan assets and amortization of actuarial gains and losses.

Income Tax Expense
Income tax expense for the three months ended March 31, 2018 was $5.9 million compared to $6.7 million for the three months ended March 31, 2017, a decrease of $0.8 million. Income tax expense for all periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
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
The following is a reconciliation of net earnings (loss), the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net earnings (loss)	$5.9	$(24.6)
Amortization expense	6.8	7.0
Currency effect on intercompany advances (a)	0.2	(1.9)
Organizational redesign costs (b)	12.9	11.2
Long-term equity awards (c)	2.8	2.3
Debt costs (d)	0.3	26.8
Professional services (e)	1.8	2.2
Annual effective tax rate adjustment (f)	(2.8)	(0.8)
Other	0.5	0.4
Adjusted Net Income	28.4	22.6
Income tax expense (f)	8.7	7.5
Interest expense, net	10.7	12.4
Depreciation expense	7.6	7.5
Adjusted EBITDA	$55.4	$50.0

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)
Organizational redesign costs in the three months ended March 31, 2018 primarily included $8.3 million for termination costs as a result of eliminated positions. Organizational redesign costs in the three months ended March 31, 2017 primarily included $4.2 million for termination costs as a result of eliminated positions and $5.1 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic.

(c)
Long-term equity awards include the charges associated with stock-based compensation awards granted to certain members of management and independent directors in the three months ended March 31, 2018 and 2017.

(d)	Debt costs incurred during the three months ended March 31, 2017 included $25.2 million of debt extinguishment costs and $1.6 million of fees related to the 2017 Term Loan Facility.

(e)	Professional fees in the three months ended March 31, 2018 and 2017 included $1.8 million and $2.2 million, respectively, of costs for strategic organizational initiatives.

(f)	The annual effective tax rate adjustment primarily includes the tax benefit associated with reconciling net earnings (loss) to Adjusted Net Income.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings (loss):
APPT	$2.6	$2.4
MDCS	26.7	25.5
Fluids	6.0	4.6
Corporate	(12.2)	(12.5)
Total operating earnings	23.1	20.0
Other non-operating expenses	(0.3)	(0.3)
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	4.5	4.8
Currency effect on intercompany advances (a)	(0.3)	—
Organizational redesign costs (b)	10.8	9.9
Professional services (e)	0.2	0.3
Other	0.5	0.3
Total APPT Adjustments	15.7	15.3
MDCS Adjustments:
Depreciation and amortization	8.5	8.2
Currency effect on intercompany advances (a)	1.7	(1.8)
Organizational redesign costs (b)	1.3	0.6
Professional services (e)	—	0.2
Other	—	0.1
Total MDCS Adjustments	11.5	7.3
Fluids Adjustments:
Depreciation and amortization	1.1	1.2
Organizational redesign costs (b)	—	0.1
Total Fluids Adjustments	1.1	1.3
Corporate Adjustments:
Depreciation and amortization	0.3	0.3
Currency effect on intercompany advances (a)	(1.2)	(0.1)
Organizational redesign costs (b)	0.8	0.6
Long-term equity awards (c)	2.8	2.3
Debt costs (d)	—	1.6
Professional services (e)	1.6	1.7
Total Corporate Adjustments	4.3	6.4
Adjusted EBITDA:
APPT	18.0	17.4
MDCS	38.2	32.8
Fluids	7.1	5.9
Corporate	(7.9)	(6.1)
Total Adjusted EBITDA	$55.4	$50.0

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)
Organizational redesign costs in the three months ended March 31, 2018 included $8.1 million for termination costs as a result of eliminated positions in APPT. Organizational redesign costs in the three months ended March 31, 2017 included $3.9 million for termination costs as a result of eliminated positions in APPT and $4.8 million of costs related to relocating our facilities in Italy and Germany to the Czech Republic in APPT.

(c)
Long-term equity awards in Corporate include the charges associated with stock-based compensation awards granted to certain members of management and independent directors during the three months ended March 31, 2018 and 2017.

(d)	Debt costs incurred during the three months ended March 31, 2017 included $1.6 million of fees related to the 2017 Term Loan Facility.

(e)	Professional fees incurred by Corporate in the three months ended March 31, 2018 and 2017 included $1.6 million and $1.7 million of costs for stategic organizational initiatives, respectively.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At March 31, 2018, we had cash and cash equivalents of $176.7 million, of which $32.3 million was held in the U.S. and $144.4 million was held by subsidiaries outside of the U.S. However, if such amounts were repatriated to the U.S., additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted. For amounts we plan to repatriate, appropriate taxes have been accrued and we currently have no plans to repatriate any additional amounts for which U.S. taxes would need to be accrued.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law and it institutes fundamental changes to the taxation of multinational corporations. The Tax Act reduces the corporate tax rate to 21%, repeals the alternative minimum tax, limits the interest deduction, enhances the expensing of capital investments, implements a dividend exemption system, eliminates the deferral of foreign earnings, provides a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Company does not expect the Tax Act to have a material impact on our cash flows until existing U.S. net operating losses are utilized.
At March 31, 2018, we had $61.7 million of availability under our ABL Facility and $13.1 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest. We may from time to time seek to retire our outstanding debt. Such events, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the three months ended March 31, 2018, we used $11.2 million of cash compared to using $42.3 million in the three months ended March 31, 2017. During the first three months of 2018, cash was used primarily for our voluntary $25.0 million principal payment on the 2017 Term Loan Facility in February 2018. During the first three months of 2017, cash was used primarily to redeem our Senior Unsecured Notes, fund capital expenditures and pay scheduled interest payments.
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and availability under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $74.8 million under these lines of credit.
The following table shows our statements of cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Statements of cash flow data
Net cash provided by (used in) operating activities	$7.6	$(8.7)
Net cash provided by (used in) investing activities	0.7	(9.2)
Net cash used in financing activities	(22.3)	(27.4)

Cash provided by (used in) operating activities
Operating activities for the three months ended March 31, 2018 generated $7.6 million of cash compared to using $8.7 million for the three months ended March 31, 2017. The improvement was primarily driven by a reduction in interest payments of approximately $15.0 million when compared to the first three months of 2017. This reduction in interest payments is attributable to the timing of our interest payments under the 2017 Term Loan Facility as well as a reduction in the weighted-average interest rate of our outstanding debt.

Cash provided by (used in) investing activities
Investing activities for the three months ended March 31, 2018 generated $0.7 million of cash compared to using $9.2 million of cash for the three months ended March 31, 2017. The improvement is due to a decrease in capital expenditures in 2018, offset by an increase in proceeds from disposals of property and equipment. During the three months ended March 31, 2018, the Company received proceeds of $8.0 million from the sale of certain manufacturing equipment in the Company's Advanced Plastic Processing Equipment segment. During the three months ended March 31, 2017, we completed the sale of our facility in Mechelen, Belgium generating approximately $3.0 million of net proceeds.
Cash used in financing activities
Financing activities for the three months ended March 31, 2018 used $22.3 million compared to $27.4 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, cash was primarily used for our voluntary $25.0 million principal payment on the 2017 Term Loan Facility. This use of cash during the first quarter was partially offset by proceeds generated from the exercise of stock options. During the three months ended March 31, 2017, cash was used to pay the $18.0 million premium related to the redemption of our Senior Unsecured Notes and for other debt issuance costs.
Total debt, excluding unamortized discount and debt issuance costs, was $920.3 million at March 31, 2018 compared to $945.1 million at December 31, 2017. Total debt at March 31, 2018 mainly represented $912.5 million outstanding on the 2017 Term Loan Facility, while the ABL Facility was undrawn except for letter of credit issuances.
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
On November 8, 2017, the Company re-priced the 2017 Term Loan Facility. The applicable margins for borrowings are now (i) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater then 3.50 to 1.00 and (ii) 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00. No other terms of the facility were changed.

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. We had approximately $30.4 million of letters of credit outstanding as of March 31, 2018.
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
Description of Other Debt
At March 31, 2018, we had approximately $0.2 million in capital lease obligations outstanding as well as $7.6 million of borrowings under certain lines of credit and discounting programs. We also had approximately $2.8 million of outstanding letters of credit and other commitments related to these facilities at March 31, 2018.
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

There have been no material changes in our critical accounting policies from those previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2017 and during the three months ended March 31, 2018, approximately 57% and 61% of our sales were attributable to our operations outside of the United States, respectively. Approximately 48% of sales in fiscal 2017 were denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility and our 2017 Term Loan Facility are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At March 31, 2018 and December 31, 2017, we had $24.2 million and $5.1 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to nine months. As of March 31, 2018, the net fair value liability of financial instruments with exposure to foreign currency risk was $0.2 million. As of December 31, 2017, the net fair value of financial instruments with exposure to foreign currency risk was insignificant. The fair value of these financial instruments would hypothetically decrease by $2.4 million and $0.5 million as of March 31, 2018 and December 31, 2017, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, 2017 New Term Loan Facility and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.75% to 2.25% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.75% to 1.25% per annum, based on availability. Interest on the 2017 Term Loan Facility accrues, at our option, equal to either (i) the published LIBOR rate, plus a margin of 2.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 2.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus 1.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 1.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum. In no event will the LIBOR rate be less than 0.00% at any time. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $9.1 million for each 1.00% increase in interest rates.
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

Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the first quarter of 2018 or from March 31, 2018 through the date of filing this Quarterly Report on Form 10-Q.
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
101.0
The following materials from Milacron Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Milacron Holdings Corp.

Date: May 3, 2018	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer