Form 10-Q
period 2018-06-30
Milacron Holdings Corp.
filed 2018-08-02
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At June 30, 2018, there were 70,495,120 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2018

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

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018
	(Unaudited)	December 31, 2017
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$150.8	$187.9
Accounts receivable, net	191.3	186.3
Inventories, net:
Raw materials	93.5	90.2
Work-in-process	60.9	56.0
Finished products	137.8	121.7
Total inventories, net	292.2	267.9
Prepaid and other current assets	56.4	62.8
Total current assets	690.7	704.9
Property and equipment, net	253.9	260.8
Goodwill	527.8	535.1
Intangible assets, net	313.4	332.4
Other noncurrent assets	32.7	25.6
Total assets	$1,818.5	$1,858.8
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$6.9	$7.4
Long-term debt and capital lease obligations due within one year	0.1	9.4
Accounts payable	123.9	121.6
Advanced billings and deposits	62.9	62.8
Accrued salaries, wages and other compensation	23.6	29.7
Other current liabilities	78.6	75.7
Total current liabilities	296.0	306.6
Long-term debt and capital lease obligations	877.4	916.4
Deferred income tax liabilities	60.3	60.4
Accrued pension liabilities	29.9	30.9
Other noncurrent accrued liabilities	22.4	23.8
Total liabilities	1,286.0	1,338.1
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 70,495,120 and 69,644,918
issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	0.7	0.7
Capital in excess of par value	685.7	675.9
Retained deficit	(49.7)	(70.5)
Accumulated other comprehensive loss	(104.2)	(85.4)
Total shareholders’ equity	532.5	520.7
Total liabilities and shareholders’ equity	$1,818.5	$1,858.8
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Net sales	$328.1	$309.2	$638.5	$594.6
Cost of sales	215.9	205.4	422.4	397.0
Manufacturing margins	112.2	103.8	216.1	197.6
Operating expenses:
Selling, general and administrative expenses	65.2	64.2	131.3	128.5
Amortization expense	6.7	7.1	13.5	14.1
Loss (gain) on currency translation	2.4	(2.8)	2.6	(4.1)
Other expense, net	2.7	6.4	10.4	10.2
Total operating expenses	77.0	74.9	157.8	148.7
Operating earnings	35.2	28.9	58.3	48.9
Interest expense, net	11.3	10.4	22.0	22.8
Loss on debt extinguishment	0.4	—	0.7	25.2
Other non-operating expenses	0.2	0.3	0.5	0.6
Earnings before income taxes	23.3	18.2	35.1	0.3
Income tax expense	8.4	8.1	14.3	14.8
Net earnings (loss)	$14.9	$10.1	$20.8	$(14.5)
Earnings (loss) per share:
Basic	$0.21	$0.15	$0.30	$(0.21)
Diluted	$0.21	$0.14	$0.29	$(0.21)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net earnings (loss)	$14.9	$10.1	$20.8	$(14.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(51.6)	20.9	(25.0)	39.7
Unrecognized post-retirement plan gain (loss)	0.5	(0.2)	0.5	(0.3)
Unrealized gain (loss) on hedging activities	1.3	(1.7)	5.7	(1.6)
Total other comprehensive (loss) income, net of tax	(49.8)	19.0	(18.8)	37.8
Comprehensive (loss) income	$(34.9)	$29.1	$2.0	$23.3
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Operating activities
Net earnings (loss)	$20.8	$(14.5)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28.7	28.8
Unrealized loss (gain) on currency translation of intercompany advances	3.2	(5.0)
Amortization of deferred financing costs	1.7	1.6
Loss on debt extinguishment	0.7	25.2
Non-cash stock-based compensation expense	5.9	4.3
Deferred income taxes	1.5	2.0
Changes in assets and liabilities:
Accounts receivable	(8.5)	(16.2)
Inventories	(29.9)	(34.8)
Prepaid and other current assets	(1.5)	(0.5)
Accounts payable	5.7	7.3
Advanced billings and deposits	1.2	9.3
Other current liabilities	(6.5)	(11.6)
Other noncurrent assets	(0.3)	1.0
Other noncurrent accrued liabilities	(0.6)	1.7
Net cash provided by (used in) operating activities	22.1	(1.4)
Investing activities
Purchases of property and equipment	(15.9)	(25.0)
Proceeds from disposals of property and equipment	8.5	3.5
Net cash used in investing activities	(7.4)	(21.5)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	—	1,010.4
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(50.0)	(1,014.7)
Net decrease in short-term borrowings (original maturities of 90 days or less)	(0.4)	(0.3)
Debt extinguishment costs	—	(18.0)
Proceeds from exercise of stock options	3.9	3.2
Proceeds from lease financing transaction	—	10.9
Debt issuance costs	(0.7)	(9.6)
Net cash used in financing activities	(47.2)	(18.1)
Effect of exchange rate changes on cash	(4.6)	4.9
Decrease in cash and cash equivalents	(37.1)	(36.1)
Cash and cash equivalents at beginning of period	187.9	130.2
Cash and cash equivalents at end of period	$150.8	$94.1
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018 and December 31, 2017 and for the
Three and Six Months Ended June 30, 2018 and 2017
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs ("ASU 2017-07"). ASU 2017-07 requires the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated statements of operations; however, the other components of net benefit cost are required to be presented outside of operating income within the consolidated statements of operations. ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 and the Company adopted the accounting standard update as of January 1, 2018. The other components of net benefit cost of $0.2 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively, are presented in a separate line outside of operations within the Condensed Consolidated Statements of Operations. The Company has retrospectively applied the change in accounting principle to all periods presented. The adoption of this standard update had no other effect on the Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for the Company beginning January 1, 2019 with early adoption allowed and practical expedients to measure the effect of adoption also being allowed. The Company does not plan to early adopt ASU 2016-02.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

The Company has begun evaluating the lease portfolio, lease accounting system, practical expedient and accounting policy elections and the overall financial statement impact. The Company has made progress in gathering the necessary data elements for the lease population and a system provider has been selected, with system configuration and implementation underway. The Company is currently evaluating the impact of the new guidance on its consolidated financial results and expects it will have a material impact the Consolidated Balance Sheet.
2. Revenue
On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting.
The Company applies the provisions of Accounting Standards Codification ("ASC") 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company's customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the performance obligation is satisfied.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Revenue (continued)

The following table provides information about disaggregated revenue by primary geographical and end markets, and includes a reconciliation of the disaggregated revenue with reportable segments:

	Three Months Ended June 30, 2018
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$110.9	$34.8	$13.2	$158.9
Europe	16.4	33.4	13.4	63.2
China	5.3	39.7	3.5	48.5
India	27.8	3.8	0.4	32.0
Other	10.0	12.4	3.1	25.5
Total	$170.4	$124.1	$33.6	$328.1

End markets:
Automotive	$19.7	$20.9	$7.9	$48.5
Packaging	39.8	10.5	—	50.3
Consumer goods	21.6	18.6	1.6	41.8
Electronics	13.1	20.7	1.9	35.7
Medical	7.2	8.2	0.2	15.6
Construction	23.2	0.4	—	23.6
Custom molders	21.2	11.1	—	32.3
Industrial machinery and other	24.6	33.7	22.0	80.3
Total	$170.4	$124.1	$33.6	$328.1

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Revenue (continued)

	Six Months Ended June 30, 2018
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$204.7	$70.6	$26.0	$301.3
Europe	36.4	66.6	26.0	129.0
China	11.4	71.8	6.3	89.5
India	59.7	7.6	0.7	68.0
Other	20.1	24.0	6.6	50.7
Total	$332.3	$240.6	$65.6	$638.5

End markets:
Automotive	$41.8	$42.6	$14.7	$99.1
Packaging	76.2	21.8	0.1	98.1
Consumer goods	37.7	37.9	3.0	78.6
Electronics	24.5	34.5	3.7	62.7
Medical	13.5	15.6	0.4	29.5
Construction	48.7	0.9	—	49.6
Custom molders	40.6	16.3	—	56.9
Industrial machinery and other	49.3	71.0	43.7	164.0
Total	$332.3	$240.6	$65.6	$638.5
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to receive consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract.
Significant changes in the contract liabilities balances during the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in millions)
Balance at beginning of period	$71.4	$62.8
Additional advanced billings and deposits received	88.9	188.2
Revenue recognized	(94.6)	(184.9)
Foreign currency translation adjustments and other	(2.8)	(3.2)
Balance at end of period	$62.9	$62.9
Sales, value-add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions are recognized as expense when the products are sold. We recognize revenue for service contracts that extend mechanical and maintenance beyond our base warranties over the life of the contract.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the six months ended June 30, 2018:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2017	$35.6	$452.6	$46.9	$—	$535.1
Foreign currency translation adjustments	—	(7.3)	—	—	(7.3)
Balance at June 30, 2018	$35.6	$445.3	$46.9	$—	$527.8
There were no goodwill impairment charges during the three and six months ended June 30, 2018 and 2017. Accumulated goodwill impairment was $1.4 million at June 30, 2018 and December 31, 2017.
The following table summarizes the Company’s other intangible assets at June 30, 2018:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$42.7	$24.0	$18.7
Technology	114.4	50.9	63.5
Customer relationships	231.2	139.1	92.1
Total intangible assets subject to amortization	388.3	214.0	174.3
Trademarks, not subject to amortization	139.1	—	139.1
Total	$527.4	$214.0	$313.4
The following table summarizes the Company’s other intangible assets at December 31, 2017:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$43.3	$22.5	$20.8
Technology	119.7	48.1	71.6
Customer relationships	232.5	134.1	98.4
Total intangible assets subject to amortization	395.5	204.7	190.8
Trademarks, not subject to amortization	141.6	—	141.6
Total	$537.1	$204.7	$332.4
Consolidated amortization expense related to intangible assets subject to amortization was $6.7 million and $7.1 million for the three months ended June 30, 2018 and 2017, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $13.5 million and $14.1 million for the six months ended June 30, 2018 and 2017, respectively.
4. Income Taxes
An estimated annual effective tax rate is used to determine the quarterly provision for income taxes. The effective rate is based on various factors including expected annual income, statutory tax rates, tax planning strategies in the various jurisdictions in which the Company operates, permanent items, valuation allowances against deferred tax assets and the ability to utilize tax credits and net operating loss carryforwards. Subsequent recognition, derecognition and measurement of uncertain tax positions are separately recognized in the quarter in which the underlying transaction or event occurs which causes variability in the effective tax rates from quarter to quarter.

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
At December 31, 2017, the Company had estimated U.S. net operating loss carryforwards totaling $136.5 million, which are scheduled to expire beginning in 2029. As of December 31, 2017, the Company had determined that it has experienced multiple ownership changes under Internal Revenue Code Section 382 in prior years. During the three months ended June 30, 2018, the Company completed a formal study and determined that the usage of the Company's U.S. net operating losses are limited due to ownership changes that occurred during 2015 and 2017. The Company does not expect the annual limitation to increase U.S. cash taxes or income tax expense.

In accordance with ASC 740, the Company records interest and penalties associated with uncertain tax positions within income tax expense in the Company's Condensed Consolidated Statements of Operations. The Company does not have a material liability recorded for interest and penalties related to uncertain tax positions for any period presented.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law and institutes fundamental changes to the taxation of multinational corporations. The Tax Act reduces the corporate tax rate to 21%, repeals the alternative minimum tax ("AMT"), limits the interest deduction, enhances the expensing of capital investments, implements a dividend exemption system, eliminates the deferral of foreign earnings, provides a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. As part of the transition to the new tax system, the Tax Act imposes a one-time transition tax on historical undistributed earnings of foreign affiliates through the year ended December 31, 2017. Milacron has applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Tax Act. As of June 30, 2018, the Company has not completed its accounting for all effects of the Tax Act as further described below. During the three and six months ended June 30, 2018, the Company made no adjustments to the provisional amounts recorded as of December 31, 2017. The Company will continue to refine its calculations as additional analysis is completed and as the Company gains a more thorough understanding of the tax law. These changes could be material to income tax expense. As a result of the Tax Act, the Company projects U.S. taxable income for 2018. The projected taxable income has no impact on the effective tax rate as the expense of utilizing the U.S. net operating loss carryforwards is offset by the benefit of reversing the associated valuation allowances.

Corporate Tax Rate Change - For the year ended December 31, 2017, the Company recorded an income tax benefit of $4.6 million due to the decrease in the corporate tax rate from 35% to 21%. The income tax benefit resulted from reducing net deferred tax liabilities to the new lower rate. There was no impact on the Consolidated Financial Statements as a result of revaluing the Company’s U.S. deferred tax assets as the income tax expense was offset by an income tax benefit for revaluing the associated valuation allowances. During the three and six months ended June 30, 2018, the Company made no adjustments to the provisional amounts recorded as of December 31, 2017 and the Company expects to be complete upon the filing of the Company's 2017 U.S. income tax return.

Elimination of Alternative Minimum Tax - For the year ended December 31, 2017, the Company recorded an income tax benefit of $6.7 million due to the elimination of the AMT and the Company reversed valuation allowances recorded against its AMT credit carryovers. Under the Tax Act, the AMT credit carryovers will be refunded between 2019 and 2022. During the three and six months ended June 30, 2018, the Company made no adjustments to the provisional amounts recorded as of December 31, 2017 and the Company expects to be complete upon the filing of the Company's 2017 U.S. income tax return.

Mandatory Transition Tax - For the year ended December 31, 2017, the Company recorded a provisional transition tax of $6.5 million. The Company expects to utilize existing U.S. net operating loss carryforwards in lieu of paying the transition tax over the next eight years. The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) which the Company had deferred from U.S. income taxes under previous U.S. tax law. The Company will continue to refine its calculations but no adjustments to the provisional amounts recorded at December 31, 2017 were made during the three and six months ended June 30, 2018. The Company expects to be complete upon the filing of the Company's 2017 U.S. income tax return.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

Global Intangible Low-Taxed Income ("GILTI") - The GILTI provisions of the Tax Act also require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will have incremental U.S. taxable income as a result of the GILTI provisions beginning in 2018. The FASB states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of June 30, 2018, the Company computed an estimate of GILTI income for 2018; however, the estimate did not impact the Company’s effective tax rate as discussed above.
Interest Limitation - The Tax Act limits net interest expense to 30% of adjusted taxable income. At June 30, 2018, the Company expects its interest expense deduction to be limited; however, the limitation did not impact the Company’s expected effective tax rate as a result of the Company's full valuation allowance position in the U.S.
Undistributed Foreign Earnings - As of June 30, 2018, the Company asserts that all foreign earnings will be indefinitely reinvested with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. With the passage of the Tax Act, the Company's deferral of recognition of its previously earned foreign earnings ceased. Deferred tax liabilities recorded represent withholding taxes on accumulated foreign earnings for which the Company does not intend to permanently reinvest. The Company will continue to monitor its assertion related to investment of foreign earnings.
5. Debt
Debt for the Company consists of the following:

	June 30, 2018			December 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
Senior secured term loan facility due September 2023	$887.5	$10.2	$877.3	$937.5	$11.9	$925.6
Borrowings under other lines of credit	6.9	—	6.9	7.4	—	7.4
Capital lease obligations and other	0.2	—	0.2	0.2	—	0.2
	894.6	10.2	884.4	945.1	11.9	933.2
Less current portion	(7.0)	—	(7.0)	(16.9)	(0.1)	(16.8)
	$887.6	$10.2	$877.4	$928.2	$11.8	$916.4
On February 28, 2018 and April 30, 2018, the Company made voluntary $25.0 million principal payments, totaling $50.0 million, on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility").
On April 27, 2018, the Company's senior secured asset-based revolving credit facility ("ABL Facility") was amended and restated to reduce each of the applicable margins in determining the interest rates on loans by 0.50% per annum, reduce the unused line fee by 0.125% per annum, extend the maturity date to April 2023 and reallocate $5.0 million of availability under the ABL Facility from the German sub-facility to the U.S. sub-facility. The covenants and other terms of the ABL Facility were not significantly changed.
6. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. The service cost was $0.1 million for the three months ended June 30, 2018 and 2017 and $0.2 million for the six months ended June 30, 2018 and 2017 and is included in cost of sales and selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations. The other components of net periodic pension costs totaled $0.2 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively, and are included in other non-operating expenses in the Company's Condensed Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Net Earnings (Loss) Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share ("EPS") computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except common share and per common share amounts)
Numerator:
Net earnings (loss)	$14.9	$10.1	$20.8	$(14.5)
Denominator:
Denominator for basic EPS–weighted-average common shares	69,646,435	68,500,028	69,432,137	68,380,684
Dilutive effect of stock-based compensation arrangements	2,057,285	2,438,490	2,193,326	—
Denominator for diluted EPS–adjusted weighted-average common shares	71,703,720	70,938,518	71,625,463	68,380,684

Basic EPS	$0.21	$0.15	$0.30	$(0.21)
Diluted EPS	$0.21	$0.14	$0.29	$(0.21)
The diluted EPS calculation for the three and six months ended June 30, 2018 excludes the effect of 0.9 million outstanding stock options as their effect is anti-dilutive and 0.2 million outstanding performance stock units as the performance criteria has not yet been achieved. The diluted EPS calculation for the three months ended June 30, 2017 excludes 1.5 million outstanding stock options as their effect is anti-dilutive. The diluted EPS calculation for the three and six months ended June 30, 2017 excludes the effect of 0.1 million outstanding performance stock units as the performance criteria has not yet been achieved. The diluted EPS calculation for the six months ended June 30, 2017 excludes the effect of 0.6 million shares of restricted stock, 0.2 million restricted stock units and 5.0 million outstanding stock options as their effect is anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive nonforfeitable dividends on the shares covered by the awards.
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
Foreign Currency Forward Contracts
The Company currently hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $19.0 million at June 30, 2018 and $0.3 million at December 31, 2017. As of June 30, 2018, all of the Company’s outstanding instruments mature within the next six months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $0.9 million at June 30, 2018 and are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets and insignificant at December 31, 2017.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Derivative Financial Instruments (continued)

The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the three and six months ended June 30, 2018, the Company recognized a loss of $0.1 million related to the changes in fair value of these derivative instruments not designated as hedges. During the three months ended June 30, 2017, the Company recognized a loss of $0.1 million related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Condensed Consolidated Statements of Operations and are classified within loss (gain) on currency translation. The fair value of these derivative instruments not designated as hedges at June 30, 2018 was insignificant.
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
The Company designated these interest rate swaps as cash flow hedges of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swaps will offset losses and gains on the transactions being hedged. The fair value of the interest rate swaps is calculated by taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. The effective portion of changes in the fair value of the interest rate swaps is reflected as a component of accumulated other comprehensive income (loss) and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedge item, if any (i.e. the ineffective portion), is recognized as interest expense, net during the current period. During the six months ended June 30, 2018, the Company recorded $0.1 million of hedge ineffectiveness in earnings. During the three months ended June 30, 2017, the Company recorded $0.1 million of hedge ineffectiveness in earnings.
The following table provides the effect of the Company’s foreign currency forward contracts and interest rate swaps designated as cash flow hedges on the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 and 2017:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three Months Ended June 30, 2018
Foreign exchange contracts	$(0.8)	$0.2
Interest rate swaps	$2.6	$—
Three Months Ended June 30, 2017
Foreign exchange contracts	$0.6	$(0.4)
Interest rate swaps	$(2.5)	$—

Six Months Ended June 30, 2018
Foreign exchange contracts	$(1.0)	$0.2
Interest rate swaps	$8.4	$—
Six Months Ended June 30, 2017
Foreign exchange contracts	$0.7	$(0.4)
Interest rate swaps	$(2.5)	$—

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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follows:

	Balance Sheet Location	Total	Level 1	Level 2	Level 3
		(in millions)
June 30, 2018
Foreign currency forward contracts (liability position)	Other current liabilities	$0.9	$—	$0.9	$—
Interest rate swap agreements (asset position)	Prepaid and other current assets	$1.3	$—	$1.3	$—
Interest rate swap agreements (asset position)	Other noncurrent assets	$7.6	$—	$7.6	$—
December 31, 2017
Interest rate swap agreements (asset position)	Other noncurrent assets	$1.7	$—	$1.7	$—
Interest rate swap agreements (liability position)	Other current liabilities	$1.0	$—	$1.0	$—

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at March 31, 2017	$(131.2)	$(7.4)	$(0.5)	$(139.1)
Other comprehensive income (loss) before reclassifications	20.9	(0.3)	(2.1)	18.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	0.4	0.5
Other comprehensive income (loss)	20.9	(0.2)	(1.7)	19.0
Balance at June 30, 2017	$(110.3)	$(7.6)	$(2.2)	$(120.1)

Balance at March 31, 2018	$(51.7)	$(7.2)	$4.5	$(54.4)
Other comprehensive (loss) income before reclassifications	(51.6)	0.3	1.5	(49.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(0.2)	—
Other comprehensive (loss) income	(51.6)	0.5	1.3	(49.8)
Balance at June 30, 2018	$(103.3)	$(6.7)	$5.8	$(104.2)

Balance at December 31, 2016	$(150.0)	$(7.3)	$(0.6)	$(157.9)
Other comprehensive income (loss) before reclassifications	39.7	(0.6)	(2.0)	37.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.3	0.4	0.7
Other comprehensive income (loss)	39.7	(0.3)	(1.6)	37.8
Balance at June 30, 2017	$(110.3)	$(7.6)	$(2.2)	$(120.1)

Balance at December 31, 2017	$(78.3)	$(7.2)	$0.1	$(85.4)
Other comprehensive (loss) income before reclassifications	(25.0)	0.2	5.9	(18.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.3	(0.2)	0.1
Other comprehensive (loss) income	(25.0)	0.5	5.7	(18.8)
Balance at June 30, 2018	$(103.3)	$(6.7)	$5.8	$(104.2)

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Accumulated Other Comprehensive Income (Loss) (continued)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2018 and 2017:

	Classification	Three Months Ended June 30,
	of Expense	2018	2017
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.2)	$(0.1)
Tax benefit	(c)	—	—
Adjustment of pension and post-retirement obligations, net of tax		(0.2)	(0.1)
Derivative financial instruments:
Gain (loss) on derivative financial instruments	(b)	0.2	(0.4)
Tax benefit	(c)	—	—
Gain (loss) on derivative financial instruments, net of tax		0.2	(0.4)
Total reclassifications from accumulated other comprehensive income (loss)		$—	$(0.5)

	Classification	Six Months Ended June 30,
	of Expense	2018	2017
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.3)	$(0.3)
Tax benefit	(c)	—	—
Adjustment of pension and post-retirement obligations, net of tax		$(0.3)	$(0.3)
Derivative financial instruments:
Gain (loss) on derivative financial instruments	(b)	0.2	(0.4)
Tax benefit	(c)	—	—
Gain (loss) on derivative financial instruments, net of tax		0.2	(0.4)
Total reclassifications from accumulated other comprehensive income (loss)		$(0.1)	$(0.7)

(a)	Amount is included in the calculation of pension cost within other non-operating expenses in the Company's Condensed Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and loss (gain) on currency translation in the Company's Condensed Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Company's Condensed Consolidated Statements of Operations.
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
The following table summarizes changes in the Company’s warranty reserves for the periods indicated. Accrued warranty reserves are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Balance at beginning of period	$10.1	$8.0	$9.9	$8.7
Warranty expense	3.4	4.1	7.5	8.1
Warranty claims paid	(3.7)	(3.5)	(7.7)	(8.4)
Foreign currency translation adjustments	(0.4)	0.2	(0.3)	0.4
Balance at end of period	$9.4	$8.8	$9.4	$8.8

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring Reserves

2017 Actions
The Company recorded severance expense of $2.7 million during the three and six months ended June 30, 2017 related to the elimination of certain positions within the Company's Advanced Plastic Processing Technologies and Corporate segments. These amounts are included within other expense, net in the Company's Condensed Consolidated Statements of Operations and are expected to be substantially paid in cash by the fourth quarter of 2018. The total remaining liability under these severance-related actions was $0.3 million and $1.2 million as of June 30, 2018 and December 31, 2017, respectively, and is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.
2016 Actions
On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic, United States and India. During the three months ended March 31, 2018, the Company identified additional employees to be included within the Company's existing restructuring plan. As a result of these additions, as well as the impact of movements in foreign currency, the Company expects to incur total severance and other related costs of approximately $28.0 million to $29.0 million. During the three months ended June 30, 2018 and 2017, the Company recorded severance expense of $3.2 million and $2.7 million, respectively, and during the six months ended June 30, 2018 and 2017, the Company recorded severance expense of $9.6 million and $5.3 million, respectively, related to this restructuring plan which is included within other expense, net in the Company's Condensed Consolidated Statements of Operations. Substantially all of these costs will result in future cash expenditures and are expected to be substantially complete by the end of the first quarter of 2019. As the employees are required to render service in order to receive the termination benefits, the associated liability and expense are being recognized ratably over the future service period. The total remaining liability related to this plan was $14.1 million and $11.1 million as of June 30, 2018 and December 31, 2017, respectively, and is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Business Segment Information (continued)

The following table summarizes total assets by segment:

	June 30, 2018	December 31, 2017
	(in millions)
Advanced Plastic Processing Technologies	$521.3	$524.8
Melt Delivery and Control Systems	1,093.6	1,104.5
Fluid Technologies	147.7	149.0
Corporate	55.9	80.5
Total assets	$1,818.5	$1,858.8
The following table summarizes long-lived assets, net by segment:

	June 30, 2018	December 31, 2017
	(in millions)
Advanced Plastic Processing Technologies	$119.7	$123.5
Melt Delivery and Control Systems	110.4	113.3
Fluid Technologies	17.0	17.8
Corporate	6.8	6.2
Total long-lived assets, net	$253.9	$260.8
The following tables summarize segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$170.4	$166.3	$332.3	$322.9
Melt Delivery and Control Systems	124.1	112.4	240.6	212.2
Fluid Technologies	33.6	30.5	65.6	59.5
Total net sales to external customers	$328.1	$309.2	$638.5	$594.6

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Business Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$10.6	$5.2	$13.2	$7.6
Melt Delivery and Control Systems	30.3	30.1	57.0	55.6
Fluid Technologies	6.4	5.5	12.4	10.1
Corporate	(12.1)	(11.9)	(24.3)	(24.4)
Total operating earnings	$35.2	$28.9	$58.3	$48.9
Capital expenditures:
Advanced Plastic Processing Technologies	$2.8	$4.0	$5.1	$9.9
Melt Delivery and Control Systems	4.7	7.5	8.8	14.1
Fluid Technologies	0.3	0.7	0.9	0.8
Corporate	0.8	0.1	1.1	0.2
Total capital expenditures	$8.6	$12.3	$15.9	$25.0
Depreciation and amortization:
Advanced Plastic Processing Technologies	$4.5	$4.9	$9.0	$9.7
Melt Delivery and Control Systems	8.4	8.0	16.9	16.2
Fluid Technologies	1.1	1.2	2.2	2.4
Corporate	0.3	0.2	0.6	0.5
Total depreciation and amortization	$14.3	$14.3	$28.7	$28.8
The following tables summarize net sales to external customers and long-lived assets, net by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net sales to external customers:
United States	$137.1	$137.0	$258.2	$264.2
China	48.6	39.7	89.6	66.9
India	31.9	24.5	67.9	52.1
Rest of World	110.5	108.0	222.8	211.4
Total net sales to external customers	$328.1	$309.2	$638.5	$594.6

	June 30, 2018	December 31, 2017
	(in millions)
Long-lived assets, net:
United States	$65.3	$67.9
China	49.5	48.1
India	35.7	27.5
Czech Republic	38.5	48.2
Canada	29.5	31.0
Rest of World	35.4	38.1
Total long-lived assets, net	$253.9	$260.8
15. Subsequent Events
On July 31, 2018, the Company made a voluntary $25.0 million principal payment on the 2017 Term Loan Facility.

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
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our Fluids segment are considered to be consumable and, when combined with our APPT and MDCS consumable product lines, consumables accounted for 64% of total fiscal 2017 sales and 68% of our sales for the three and six months ended June 30, 2018. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
Our customers consist of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 47% in North America, 20% in Europe, 14% in China, 11% in India and 8% in the rest of the world for the six months ended June 30, 2018.
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

Key Drivers of our Businesses
Milacron’s strategy is focused on growing revenue and operating profits through selective initiatives that leverage our market position, geographic footprint and core competencies. Management expects, in the near term, profitability will be driven by both revenue growth and margin expansion. Management expects that revenue growth will come from underlying market growth in our key segments, geographic expansion of certain product lines, continued penetration of hot runners and incremental share gain from new products. New products are focused on solidifying our current market position, expanding our addressable market and expanding the market through the introduction of technology that displaces other materials, primarily metal and glass. Operating margin expansion is expected to result from active cost reduction initiatives focused on leveraging our geographic footprint that will allow us to consolidate manufacturing capacity, sales offices and call centers on a regional basis, and shift certain back-office functions from a decentralized local structure to a low-cost country global shared service center model.
Cost Reduction Initiatives
Milacron’s organizational redesign and cost reduction initiatives are in the process of being implemented and are expected to yield approximately $35 million of annual run-rate cost savings by the end of 2018. In fiscal 2017, Milacron incurred approximately $59 million of one-time costs related to these projects and during the six months ended June 30, 2018, approximately $19 million of costs were incurred related to these projects.
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
Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 62% of APPT sales for the six months ended June 30, 2018 occurring in North America, demand is also impacted by customers bringing manufacturing operations back to North America.
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
Cost Structure. Our MDCS segment is focused on controlling its cost structure by increasing best-cost country sourcing in addition to establishing comprehensive operations in India for applications engineering and the consolidation of several back-office support functions within our shared services center.

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
New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders in the second quarter of 2018 were $342.3 million, an increase of $7.4 million, or 2.2%, compared to $334.9 million in the second quarter of 2017. Excluding $6.4 million of favorable effects of foreign currency movements, new orders increased 0.3% compared to the prior year period. Growth in new orders was driven by an increase in our equipment business in India, partially offset by declines in our equipment businesses in Europe and North America as well as a decline in our hot runner business in North America.
New orders in the first six months of 2018 were $667.4 million, an increase of $6.1 million, or 0.9%, compared to $661.3 million in the first six months of 2017. Excluding $21.6 million of favorable effects of foreign currency movements, new orders decreased 2.3% compared to the prior year period. New orders were primarily impacted by a decline in our equipment business in Europe and North America and our hot runner business in North America, partially offset by growth in our Indian equipment business.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at June 30, 2018 was $304.2 million, an increase of $17.2 million from December 31, 2017 and an increase of $4.9 million from June 30, 2017. Excluding $7.3 million of unfavorable effects of foreign currency movements, backlog increased 8.5% compared to December 31, 2017. The increase in our backlog at June 30, 2018 compared to December 31, 2017 is predominantly driven by our North American equipment business. Excluding $3.3 million of unfavorable effects of foreign currency movements, backlog increased 2.7% compared to June 30, 2017. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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
Executive Overview
For the second quarter of 2018, we reported sales of $328.1 million, operating earnings of $35.2 million and net earnings of $14.9 million. This compares to sales of $309.2 million, operating earnings of $28.9 million and net earnings of $10.1 million for the second quarter of 2017. Excluding $7.6 million of favorable effects of foreign currency movements, sales increased 3.7% compared to the prior year period. We generated $62.8 million in adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), or 19.1% of sales, during the second quarter of 2018 compared to $59.6 million in Adjusted EBITDA, or 19.3% of sales, during the second quarter of 2017.
For the first six months of 2018, we reported sales of $638.5 million, operating earnings of $58.3 million and net earnings of $20.8 million. This compares to sales of $594.6 million, operating earnings of $48.9 million and a net loss of $14.5 million for the first six months of 2017. Excluding $23.1 million of favorable effects of foreign currency movements, sales increased 3.5% compared to the prior year period. We generated $118.2 million in Adjusted EBITDA, or 18.5% of sales, during the first six months of 2018 compared to $109.6 million in Adjusted EBITDA, or 18.4% of sales, during the first six months of 2017.

Advanced Plastic Processing Technologies
Our APPT segment generated $170.4 million in sales, operating earnings of $10.6 million and $21.4 million in Adjusted EBITDA, or 12.6% of sales, before corporate expenses, for the second quarter of 2018 compared to $166.3 million in sales, operating earnings of $5.2 million and $20.0 million in Adjusted EBITDA, or 12.0% of sales, before corporate expenses, in the same period of 2017. Excluding $0.5 million of favorable effects of foreign currency movements, sales increased 2.2% compared to the prior year period.
For the six months ended June 30, 2018, APPT generated $332.3 million in sales, operating earnings of $13.2 million and $39.4 million in Adjusted EBITDA, or 11.9% of sales, before corporate expenses, compared to $322.9 million in sales, operating earnings of $7.6 million and $37.4 million in Adjusted EBITDA, or 11.6% of sales, before corporate expenses, in the same period of 2017. Excluding $5.6 million of favorable effects of foreign currency movements, sales increased 1.2% compared to the prior year period.
Melt Delivery and Control Systems
Our MDCS segment generated $124.1 million in sales, operating earnings of $30.3 million and $40.5 million in Adjusted EBITDA, or 32.6% of sales, before corporate expenses, for the second quarter of 2018 compared to $112.4 million in sales, operating earnings of $30.1 million and $40.1 million in Adjusted EBITDA, or 35.7% of sales, before corporate expenses, in the same period of 2017. Excluding $5.8 million of favorable effects of foreign currency movements, sales increased 5.2% compared to the prior year period.
For the six months ended June 30, 2018, MDCS generated $240.6 million in sales, operating earnings of $57.0 million and $78.7 million in Adjusted EBITDA, or 32.7% of sales, before corporate expenses, compared to $212.2 million in sales, operating earnings of $55.6 million and $72.9 million in Adjusted EBITDA, or 34.4% of sales, before corporate expenses, in the same period of 2017. Excluding $13.8 million of favorable effects of foreign currency movements, sales increased 6.9% compared to the prior year period.
Fluid Technologies
Our Fluids segment generated $33.6 million in sales, operating earnings of $6.4 million and $7.6 million in Adjusted EBITDA, or 22.6% of sales, before corporate expenses, for the second quarter of 2018 compared to $30.5 million in sales, operating earnings of $5.5 million and $6.9 million in Adjusted EBITDA, or 22.6% of sales, before corporate expenses, in the same period of 2017. Excluding $1.3 million of favorable effects of foreign currency movements, sales increased 5.9% compared to the prior year period.
For the six months ended June 30, 2018, Fluids generated $65.6 million in sales, operating earnings of $12.4 million and $14.7 million in Adjusted EBITDA, or 22.4% of sales, before corporate expenses, compared to $59.5 million in sales, operating earnings of $10.1 million and $12.8 million in Adjusted EBITDA, or 21.5% of sales, before corporate expenses, in the same period of 2017. Excluding $3.7 million of favorable effects of foreign currency movements, sales increased 4.0% compared to the prior year period.
Liquidity
In the first six months of 2018, cash decreased $37.1 million primarily as a result of our voluntary $50.0 million principal payments on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility"). Operating activities generated $22.1 million of cash in the first six months of 2018 compared to using $1.4 million of cash in the same period of 2017. The increase was primarily driven by a reduction in interest payments of approximately $14 million when compared to the first six months of 2017. This reduction in interest payments is attributable to the timing of our interest payments under the 2017 Term Loan Facility as well as a reduction in the weighted-average interest rate of our outstanding debt. Investing activities used $7.4 million of cash in the first six months of 2018 primarily due to capital expenditures partially offset by proceeds received in connection with the sale of certain manufacturing equipment that we simultaneously leased back during the first quarter of 2018. Financing activities used $47.2 million of cash in the first six months of 2018 primarily as a result of our voluntary payment of $50.0 million of principal on the 2017 Term Loan Facility. This use of cash during the first six months of 2018 was partially offset by proceeds generated from the exercise of stock options.
Cash on hand at June 30, 2018 was $150.8 million, and we had approximately $72.7 million available for borrowing under our asset-based and other credit facilities.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
The following table summarizes the results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net sales	$328.1	$309.2	$638.5	$594.6
Cost of sales	215.9	205.4	422.4	397.0
Manufacturing margins	112.2	103.8	216.1	197.6
Operating expenses:
Selling, general and administrative expenses	65.2	64.2	131.3	128.5
Amortization expense	6.7	7.1	13.5	14.1
Loss (gain) on currency translation	2.4	(2.8)	2.6	(4.1)
Other expense, net	2.7	6.4	10.4	10.2
Total operating expenses	77.0	74.9	157.8	148.7
Operating earnings	35.2	28.9	58.3	48.9
Interest expense, net	11.3	10.4	22.0	22.8
Loss on debt extinguishment	0.4	—	0.7	25.2
Other non-operating expenses	0.2	0.3	0.5	0.6
Earnings before income taxes	23.3	18.2	35.1	0.3
Income tax expense	8.4	8.1	14.3	14.8
Net earnings (loss)	$14.9	$10.1	$20.8	$(14.5)
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
Net Sales
Sales for the three months ended June 30, 2018 were $328.1 million compared to $309.2 million for the three months ended June 30, 2017, an increase of $18.9 million, or 6.1%. Excluding $7.6 million of favorable effects of foreign currency movements, sales increased 3.7%, on a constant currency basis, compared to the prior year period. Sales benefited from growth in the hot runner businesses in Europe and China, the Indian equipment business and the global Fluids business, partially offset by declines in the equipment business in North America and Europe. End market growth was driven by increases in the packaging, electronics, medical and custom molders end markets, partially offset by declines in the automotive and consumer goods end markets.
For the six months ended June 30, 2018, sales were $638.5 million compared to $594.6 million for the six months ended June 30, 2017, an increase of $43.9 million, or 7.4%. Excluding $23.1 million of favorable effects of foreign currency movements, sales increased 3.5%, on a constant currency basis, compared to the prior year period. Sales benefited from growth in the hot runner businesses in Europe and China, the Indian equipment business and the global Fluids business, partially offset by declines in the equipment business in North America and Europe. End market growth was driven by increases in the packaging, electronics and medical end markets, partially offset by declines in the automotive, consumer goods and industrial end markets.

The following table sets forth our sales by segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$170.4	$166.3	$332.3	$322.9
Melt Delivery and Control Systems	124.1	112.4	240.6	212.2
Fluid Technologies	33.6	30.5	65.6	59.5
Total sales	$328.1	$309.2	$638.5	$594.6
Advanced Plastic Processing Technologies
Sales for the APPT segment for the three months ended June 30, 2018 were $170.4 million compared to $166.3 million for the three months ended June 30, 2017, an increase of $4.1 million, or 2.5%. Excluding $0.5 million of favorable effects of foreign currency movements, sales increased 2.2% on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth in India and China, partially offset by a decline in North America and Europe. End market growth was primarily driven by increases in the packaging, electronics, medical and custom molders end markets, partially offset by declines in the automotive, consumer goods and industrial end markets.
Sales for the APPT segment for the six months ended June 30, 2018 were $332.3 million compared to $322.9 million for the six months ended June 30, 2017, an increase of $9.4 million, or 2.9%. Excluding $5.6 million of favorable effects of foreign currency movements, sales increased 1.2%, on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth in India and China, partially offset by a decline in North America and Europe. End market growth was primarily driven by increases in the packaging, electronics, medical and custom molders end markets, partially offset by declines in the automotive, consumer goods and industrial end markets.
Melt Delivery and Control Systems
Sales for the MDCS segment for the three months ended June 30, 2018 were $124.1 million compared to $112.4 million for the three months ended June 30, 2017, an increase of $11.7 million, or 10.4%. Excluding $5.8 million of favorable effects of foreign currency movements, sales increased 5.2% on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth in China and Europe. End market growth was primarily driven by increases in the electronics, medical and custom molders end markets, partially offset by declines in the automotive and consumer goods end markets.
Sales for the MDCS segment for the six months ended June 30, 2018 were $240.6 million compared to $212.2 million for the six months ended June 30, 2017, an increase of $28.4 million, or 13.4%. Excluding $13.8 million of favorable effects of foreign currency movements, sales increased 6.9%, on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth in China and Europe. End market growth was primarily driven by increases in the electronics and medical industries, partially offset by declines in the automotive and custom molders end markets.
Fluid Technologies
Sales for the Fluids segment for the three months ended June 30, 2018 were $33.6 million compared to $30.5 million for the three months ended June 30, 2017, an increase of $3.1 million, or 10.2%. Excluding $1.3 million of favorable effects of foreign currency movements, sales increased 5.9% on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth in North America, Europe and Asia. End market growth was primarily driven by increases in the automotive, consumer goods and electronics end markets.
Sales for the Fluids segment for the six months ended June 30, 2018 were $65.6 million compared to $59.5 million for the six months ended June 30, 2017, an increase of $6.1 million, or 10.3%. Excluding $3.7 million of favorable effects of foreign currency movements, sales increased 4.0%, on a constant currency basis, compared to the prior year period. Regionally, sales benefited from growth in North America, Europe and Asia. End market growth was primarily driven by increases in the automotive, consumer goods and electronics end markets.

Cost of Sales
Cost of sales for the three months ended June 30, 2018 was $215.9 million compared to $205.4 million for the three months ended June 30, 2017, an increase of $10.5 million, or 5.1%. Cost of sales for the six months ended June 30, 2018 was $422.4 million compared to $397.0 million for the six months ended June 30, 2017, an increase of $25.4 million, or 6.4%. The increase is primarily due to increased sales volumes and an increase in certain material input costs.
Manufacturing Margins
Our manufacturing margin (or gross margin) for the three months ended June 30, 2018 was $112.2 million compared to $103.8 million for the three months ended June 30, 2017, an increase of $8.4 million, or 8.1%. Our manufacturing margin (or gross margin) for the six months ended June 30, 2018 was $216.1 million compared to $197.6 million for the six months ended June 30, 2017, an increase of $18.5 million, or 9.4%.
The manufacturing margin as a percent of sales for the three months ended June 30, 2018 was 34.2% compared to 33.6% for the three months ended June 30, 2017. The manufacturing margin as a percent of sales for the six months ended June 30, 2018 was 33.8% compared to 33.2% for the six months ended June 30, 2017.
The increase in manufacturing margin is primarily related to an increase in sales volumes within the Company's higher margin segments, MDCS and Fluids, when compared to the prior year. Additionally, in the first half of 2017 the Company encountered competitive pricing pressure within the APPT segment and incremental overtime within the MDCS segment that was not present in the first half of 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2018 were $65.2 million compared to $64.2 million for the three months ended June 30, 2017, and increase of $1.0 million, or 1.6%. Selling, general and administrative expenses for the six months ended June 30, 2018 were $131.3 million compared to $128.5 million for the six months ended June 30, 2017, an increase of $2.8 million, or 2.2%. These increases are primarily related to stock-based compensation expense, selling costs associated with the increase in sales volumes and incremental trade show expenses. These increases were partially offset by a reduction in research and development costs and certain discretionary costs.
Amortization Expense
Amortization expense related to intangible assets for the three months ended June 30, 2018 was $6.7 million compared to $7.1 million, a decrease of $0.4 million, or 5.6%. Amortization expense related to intangible assets for the six months ended June 30, 2018 was $13.5 million compared to $14.1 million for the six months ended June 30, 2017, a decrease of $0.6 million, or 4.3%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects.
Loss (gain) on Currency Translation
The loss on currency translation for the three months ended June 30, 2018 was $2.4 million compared to a gain of $2.8 million for the three months ended June 30, 2017, resulting in an unfavorable change of $5.2 million. The loss on currency translation for the six months ended June 30, 2018 was $2.6 million compared to a gain of $4.1 million for the six months ended June 30, 2017, resulting in an unfavorable change of $6.7 million. The change primarily relates to the non-cash translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters Luxembourg Holdings S.à r.l within our MDCS segment.
Other Expense, Net
Other expense, net for the three months ended June 30, 2018 was $2.7 million compared to $6.4 million for the three months ended June 30, 2017, a decrease of $3.7 million. Other expense, net for the six months ended June 30, 2018 was $10.4 million compared to $10.2 million for the six months ended June 30, 2017, an increase of $0.2 million. The costs recognized within other expense, net in all periods primarily relate to severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility.

Operating Earnings
Operating earnings for the three months ended June 30, 2018 were $35.2 million compared to $28.9 million for the three months ended June 30, 2017, an increase of $6.3 million, or 21.8%. Operating earnings for the six months ended June 30, 2018 were $58.3 million compared to $48.9 million for the six months ended June 30, 2017, an increase of $9.4 million, or 19.2%. The increases are primarily related to an increase in sales volumes within the Company's higher margin segments, MDCS and Fluids.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2018 was $11.3 million compared to $10.4 million for the three months ended June 30, 2017, an increase of $0.9 million, or 8.7%. The increase is primarily due to an increase in our weighted-average interest rate as a result of our interest rate swaps which went into effect on January 30, 2018 as well as increasing interest rates in the U.S. In addition, the Company wrote-off $0.4 million of previously deferred financing costs associated with the Company's asset-based lending facility as a result of an amendment made during the second quarter of 2018.
Interest expense, net for the six months ended June 30, 2018 was $22.0 million compared to $22.8 million for the six months ended June 30, 2017, a decrease of $0.8 million, or 3.5%. The decrease is primarily due to a reduction in our weighted-average interest rate as a result of our debt refinancings during the first and fourth quarters of 2017.
Loss on Debt Extinguishment
Loss on debt extinguishment was $0.4 million for the three months ended June 30, 2018. Loss on debt extinguishment was $0.7 million for the six months ended June 30, 2018 compared to $25.2 million for the six months ended June 30, 2017. The losses on debt extinguishment in 2018 relate to the write-off of deferred financing costs associated with the Company's incremental voluntary principal payments made on the 2017 Term Loan Facility. The loss on debt extinguishment in 2017 was principally related to the $18.0 million premium paid upon the repayment of our 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes") as well as the write-off of deferred financing costs related to the Senior Unsecured Notes and the senior secured term loan facility due September 2020 ("New Term Loan Facility").
Other Non-Operating Expense
Other non-operating expense was $0.2 million for the three months ended June 30, 2018 compared to $0.3 million for the three months ended June 30, 2017. Other non-operating expense was $0.5 million for the six months ended June 30, 2018 compared to $0.6 million for the six months ended June 30, 2017. Other non-operating expense includes certain components of net periodic pension cost including interest costs, expected return on plan assets and amortization of actuarial gains and losses.
Income Tax Expense
Income tax expense for the three months ended June 30, 2018 was $8.4 million compared to $8.1 million for the three months ended June 30, 2017, an increase of $0.3 million. Income tax expense for the six months ended June 30, 2018 was $14.3 million compared to $14.8 million for the six months ended June 30, 2017, a decrease of $0.5 million. Income tax expense for all periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
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

The following is a reconciliation of net earnings (loss), the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net earnings (loss)	$14.9	$10.1	$20.8	$(14.5)
Amortization expense	6.7	7.1	13.5	14.1
Currency effect on intercompany advances (a)	3.0	(3.1)	3.2	(5.0)
Organizational redesign costs (b)	5.7	15.9	18.6	27.1
Long-term equity awards (c)	3.1	2.2	5.9	4.5
Debt costs (d)	0.4	—	0.7	26.8
Professional services (e)	1.9	1.5	3.7	3.7
Tax adjustments (f)	(1.3)	(1.3)	(4.1)	(2.1)
Other	(0.2)	0.2	0.3	0.6
Adjusted Net Income	34.2	32.6	62.6	55.2
Income tax expense (f)	9.7	9.4	18.4	16.9
Interest expense, net	11.3	10.4	22.0	22.8
Depreciation expense	7.6	7.2	15.2	14.7
Adjusted EBITDA	$62.8	$59.6	$118.2	$109.6

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)
Organizational redesign costs in the three months ended June 30, 2018 primarily included $4.4 million for termination costs as a result of eliminated positions. Organizational redesign costs in the six months ended June 30, 2018 primarily included $12.7 million for termination costs as a result of eliminated positions. Organizational redesign costs in the three months ended June 30, 2017 primarily included $6.9 million for termination costs as a result of eliminated positions and $4.0 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic. Organizational redesign costs in the six months ended June 30, 2017 primarily included $11.1 million for termination costs as a result of eliminated positions and $9.1 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic.

(c)
Long-term equity awards include the charges associated with stock-based compensation awards granted to certain members of management and independent directors in the three and six months ended June 30, 2018 and 2017.

(d)	Debt costs incurred during the six months ended June 30, 2017 included $25.2 million of debt extinguishment costs and $1.6 million of fees related to the 2017 Term Loan Facility.

(e)
Professional fees in the three months ended June 30, 2018 and 2017 included $1.9 million and $1.5 million, respectively, of costs for strategic organizational initiatives. Professional fees in the six months ended June 30, 2018 and 2017 included $3.7 million and $3.7 million, respectively, of costs for strategic organizational initiatives.

(f)	Tax adjustments primarily include the tax benefit associated with reconciling net earnings (loss) to Adjusted Net Income.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating earnings (loss):
APPT	$10.6	$5.2	$13.2	$7.6
MDCS	30.3	30.1	57.0	55.6
Fluids	6.4	5.5	12.4	10.1
Corporate	(12.1)	(11.9)	(24.3)	(24.4)
Total operating earnings	35.2	28.9	58.3	48.9
Other non-operating expenses	(0.2)	(0.3)	(0.5)	(0.6)
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	4.5	4.9	9.0	9.7
Currency effect on intercompany advances (a)	1.0	(0.9)	0.7	(0.9)
Organizational redesign costs (b)	5.9	10.9	16.7	20.8
Professional services (e)	—	0.2	0.2	0.5
Other	(0.4)	—	0.1	0.3
Total APPT Adjustments	11.0	15.1	26.7	30.4
MDCS Adjustments:
Depreciation and amortization	8.4	8.0	16.9	16.2
Currency effect on intercompany advances (a)	2.0	(0.9)	3.7	(2.7)
Organizational redesign costs (b)	(0.4)	2.8	0.9	3.4
Professional services (e)	0.1	—	0.1	0.2
Other	0.1	0.1	0.1	0.2
Total MDCS Adjustments	10.2	10.0	21.7	17.3
Fluids Adjustments:
Depreciation and amortization	1.1	1.2	2.2	2.4
Organizational redesign costs (b)	—	0.4	—	0.5
Other	0.1	(0.2)	0.1	(0.2)
Total Fluids Adjustments	1.2	1.4	2.3	2.7
Corporate Adjustments:
Depreciation and amortization	0.3	0.2	0.6	0.5
Currency effect on intercompany advances (a)	—	(1.3)	(1.2)	(1.4)
Organizational redesign costs (b)	0.2	1.8	1.0	2.4
Long-term equity awards (c)	3.1	2.2	5.9	4.5
Debt costs (d)	—	—	—	1.6
Professional services (e)	1.8	1.3	3.4	3.0
Other	—	0.3	—	0.3
Total Corporate Adjustments	5.4	4.5	9.7	10.9
Adjusted EBITDA:
APPT	21.4	20.0	39.4	37.4
MDCS	40.5	40.1	78.7	72.9
Fluids	7.6	6.9	14.7	12.8
Corporate	(6.7)	(7.4)	(14.6)	(13.5)
Total Adjusted EBITDA	$62.8	$59.6	$118.2	$109.6

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)
Organizational redesign costs in the three months ended June 30, 2018 included $3.8 million for termination costs as a result of eliminated positions in APPT. Organizational redesign costs in the six months ended June 30, 2018 included $11.9 million for termination costs as a result of eliminated positions in APPT. Organizational redesign costs in the three months ended June 30, 2017 included $3.8 million for termination costs as a result of eliminated positions in APPT and $3.9 million of costs related to relocating our facilities in Italy and Germany to the Czech Republic in APPT. Organizational redesign costs in the six months ended June 30, 2017 included $7.7 million for termination costs as a result of eliminated positions in APPT and $8.7 million of costs related to relocating our facilities in Italy and Germany to the Czech Republic in APPT.

(c)
Long-term equity awards in Corporate include the charges associated with stock-based compensation awards granted to certain members of management and independent directors during the three and six months ended June 30, 2018 and 2017.

(d)	Debt costs incurred during the six months ended June 30, 2017 included $1.6 million of fees related to the 2017 Term Loan Facility.

(e)
Professional fees incurred by Corporate in the three months ended June 30, 2018 and 2017 included $1.8 million and $1.3 million, respectively, of costs for strategic organizational initiatives. Professional fees incurred by Corporate in the six months ended June 30, 2018 and 2017 included $3.4 million and $3.0 million of costs for strategic organizational initiatives, respectively.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At June 30, 2018, we had cash and cash equivalents of $150.8 million, of which $22.8 million was held in the U.S. and $128.0 million was held by subsidiaries outside of the U.S. However, if such amounts were repatriated to the U.S., additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted. For amounts we plan to repatriate, appropriate taxes have been accrued and we currently have no plans to repatriate any additional amounts for which U.S. taxes would need to be accrued.
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
At June 30, 2018, we had $59.1 million of availability under our ABL Facility and $13.6 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest. We may from time to time seek to retire our outstanding debt. Such events, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the six months ended June 30, 2018, we used $37.1 million of cash compared to using $36.1 million in the six months ended June 30, 2017. During the first six months of 2018, cash was used primarily for our voluntary $50.0 million principal payments on the 2017 Term Loan Facility. During the first six months of 2017, cash was used primarily to redeem our Senior Unsecured Notes, fund capital expenditures and pay scheduled interest payments.
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and availability under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $72.7 million under these lines of credit.
The following table shows our statements of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Statements of cash flow data
Net cash provided by (used in) operating activities	$22.1	$(1.4)
Net cash used in investing activities	(7.4)	(21.5)
Net cash used in financing activities	(47.2)	(18.1)

Cash provided by (used in) operating activities
Operating activities for the six months ended June 30, 2018 generated $22.1 million of cash compared to using $1.4 million for the six months ended June 30, 2017. The improvement was primarily driven by a reduction in interest payments of approximately $14 million when compared to the first six months of 2017. This reduction in interest payments is attributable to the timing of our interest payments under the 2017 Term Loan Facility as well as a reduction in the weighted-average interest rate of our outstanding debt.

Cash used in investing activities
Investing activities for the six months ended June 30, 2018 used $7.4 million of cash compared to using $21.5 million of cash for the six months ended June 30, 2017. The improvement is due to a decrease in capital expenditures in 2018 combined with an increase in proceeds from disposals of property and equipment. During the six months ended June 30, 2018, the Company received proceeds of $8.0 million from the sale of certain manufacturing equipment in the Company's Advanced Plastic Processing Equipment segment. During the six months ended June 30, 2017, we completed the sale of our facility in Mechelen, Belgium generating approximately $3.0 million of net proceeds.
Cash used in financing activities
Financing activities for the six months ended June 30, 2018 used $47.2 million compared to $18.1 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, cash was primarily used for our voluntary $50.0 million of principal payments on the 2017 Term Loan Facility. This use of cash was partially offset by proceeds generated from the exercise of stock options. During the six months ended June 30, 2017, cash was used to pay the $18.0 million premium related to the redemption of our Senior Unsecured Notes and for other debt issuance costs.
Total debt, excluding unamortized discount and debt issuance costs, was $894.6 million at June 30, 2018 compared to $945.1 million at December 31, 2017. Total debt at June 30, 2018 mainly represented $887.5 million outstanding on the 2017 Term Loan Facility, while the ABL Facility was undrawn except for letter of credit issuances.
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

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. On April 27, 2018, the ABL Facility was amended and restated to reduce each of the applicable margins in determining the interest rates on loans by 0.50% per annum, reduce the unused line fee by 0.125% per annum, extend the maturity date to April 27, 2023 and reallocate $5.0 million of availability under the ABL Facility from the German sub-facility to the U.S. sub-facility. The covenants and other terms of the ABL Facility were not significantly changed. We had approximately $36.5 million of letters of credit outstanding as of June 30, 2018.
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
Description of Other Debt
At June 30, 2018, we had approximately $0.2 million in capital lease obligations outstanding as well as $6.9 million of borrowings under certain lines of credit and discounting programs. We also had approximately $1.7 million of outstanding letters of credit and other commitments related to these facilities at June 30, 2018.
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2017 and during the six months ended June 30, 2018, approximately 57% and 60% of our sales were attributable to our operations outside of the United States, respectively. Approximately 48% of sales in fiscal 2017 were denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility and our 2017 Term Loan Facility are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At June 30, 2018 and December 31, 2017, we had $24.5 million and $5.1 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to six months. As of June 30, 2018, the net fair value liability of financial instruments with exposure to foreign currency risk was $0.9 million. As of December 31, 2017, the net fair value of financial instruments with exposure to foreign currency risk was insignificant. The fair value of these financial instruments would hypothetically decrease by $2.4 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, 2017 New Term Loan Facility and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.25% to 1.75% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.25% to 0.75% per annum, based on availability. Interest on the 2017 Term Loan Facility accrues, at our option, equal to either (i) the published LIBOR rate, plus a margin of 2.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 2.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus 1.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 1.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum. In no event will the LIBOR rate be less than 0.00% at any time. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $8.9 million for each 1.00% increase in interest rates.
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

Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the second quarter of 2018 or from June 30, 2018 through the date of filing this Quarterly Report on Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following is an index of the exhibits included in this report:

Exhibit Number:

10.1
Fourth Amended and Restated Credit Agreement, dated as of April 27, 2018, by and among Milacron Holdings Corp., Milacron LLC, Mold-Masters (2007) Limited, the U.S. and German subsidiaries of Milacron Holdings Corp., Milacron Canada Corp. and Bank of America, N.A. as administrative agent for the lenders and as collateral agent for the secured parties.

10.2#	Milacron Holdings Corp. Amended and Restated 2015 Equity Incentive Plan
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Milacron Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

#	Indicates compensatory plan or arrangement.

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

Milacron Holdings Corp.

Date: August 2, 2018	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer