Form 10-K
period 2018-12-31
Milacron Holdings Corp.
filed 2019-02-28
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐ No     ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☐ No     ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒ No     ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes     ☒ No     ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At June 30, 2018, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1.3 billion. In determining this amount, the registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
At February 21, 2019, there were 70,495,448 common shares, $0.01 par value per share, outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2019 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2018.

Milacron Holdings Corp.
Form 10-K
Year Ended December 31, 2018

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
Corporate History
Milacron Inc. began operations in 1860 in Cincinnati, Ohio as a screw, tap and die manufacturer, and expanded over the subsequent decades into a leading U.S. manufacturer of milling machinery and other equipment for metal processing. In the 1940s the company expanded into metalworking fluids and in the 1960s diversified into the growing market for plastic processing equipment by developing a line of injection molding equipment. After consistent growth from the 1960s through the 1990s, the plastic processing technology industry in North America was challenged in the 2001-2009 period by a reduction of spending by its customer base. As a result of significant legacy liabilities, excess production capacity and the 2009 recession, Milacron Inc. filed for bankruptcy protection in March 2009, resulting in the sale later that year of substantially all the assets and certain liabilities and equity interests of the company to newly formed Milacron Holdings Inc. (“MHI”). In April 2012 affiliates of CCMP Capital Advisors, LLC (collectively referred to as “CCMP”), together with certain members of our management, purchased the stock of MHI, forming the current Company. Since 2012, Milacron has expanded its global manufacturing platform and product offerings through acquisitions, including Mold-Masters Luxembourg Holdings S.à r.l. ("Mold-Masters") in March 2013, and in June 2015 the Company completed an initial public offering of its common stock.
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
Milacron has strong brand recognition with products sold in over 100 countries across six continents and our established and market driven global footprint is well-positioned to benefit from continued robust industry growth in both developed and emerging markets. Our sales are geographically diversified with 50% in North America, 19% in Europe, 12% in China, 10% in India and 9% in the rest of the world for the year ended December 31, 2018. Our breadth of products, long history, and global reach have resulted in a large installed base of plastic processing machines and hot runner systems.
We are headquartered in Cincinnati, Ohio and have 5,797 employees worldwide. Principal manufacturing facilities are located in the United States, Canada, China, Germany, the Czech Republic and India.
Operating Segments
The following is a summary of the product lines and markets served by our operating segments. In accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), we have reported information about our three operating segments within Note 14 of the Notes to Consolidated Financial Statements, which can be found in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
Advanced Plastic Processing Technologies ("APPT")
Our APPT segment designs, manufactures and sells plastic processing equipment and systems, which include injection molding, blow molding, extrusion and auxiliary systems along with the related parts and service. We are the only full-line plastic equipment supplier with a significant offering across all three technologies in North America. We also provide aftermarket service and support for our core plastic equipment business. Our APPT segment has a diverse set of customers, including companies who serve in the consumer goods, packaging, electronics, medical, automotive and construction end markets. We believe our competitive strength in APPT is our ability to supply and support our customers through the entire life cycle of their equipment usage to deliver precision parts at the lowest cost for our customers.
Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher efficiency and lower energy equipment, as plastic processors seek to reduce their operating costs and produce higher quality products. With 63% of APPT sales in North America, demand is also impacted by customers bringing manufacturing operations back to North America.

Melt Delivery and Control Systems ("MDCS")
Our MDCS segment designs, manufactures and sells highly-engineered, technically advanced hot runner and process control systems, mold bases and components, and sells MRO supplies for plastic processing operations. Hot runner systems are designed for each product a customer manufactures on an injection molding machine. Our MDCS segment derives all of its sales from recurring consumable products, parts and services. Hot runner systems are product-specific and replaced frequently due to design changes and innovation in customers’ end products, driving a one to five year replacement cycle. Recurring sales for our MDCS segment is supported by a large installed base of hot runner systems worldwide as of December 31, 2018.
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
Consistent with historical periods, the hot runner market is expected to grow faster than the overall global economy based on macroeconomic drivers involving product life cycles, demographics, technology conversion and greater use of plastic. Demand within the hot runner market is driven more by the frequency of product design changes and model refreshes than by end product volume, because hot runner systems are typically custom ordered for each new product mold, representing a critical factor in the market’s resiliency during economic cycles.
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
Key Drivers of our Businesses
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy is shifting our revenue and earnings model to be more heavily weighted towards consumables. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our MDCS and Fluids segments are considered to be consumable and, when combined with our APPT consumable product lines, consumables accounted for 66% and 64% of our sales for the years ended December 31, 2018 and 2017, respectively. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
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
Cost Reduction Initiatives
Since 2014, we have undertaken a number of organizational redesign and cost reduction initiatives to improve our cost structure and operating flexibility. This includes consolidating manufacturing and back office infrastructure in North America and Europe. Milacron incurred approximately $44 million and $59 million of one-time costs related to these projects during the years ended December 31, 2018 and 2017, respectively.
See “Item 1A. - Risk Factors - Our results also depend on the successful implementation of several additional strategic initiatives. We may not be able to implement these strategies successfully, on a timely basis, or at all.”
Customers
Our customers consist of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. We have long-standing relationships with our key customers, having served many of our top customers for over 30 years. In 2018, our largest customer accounted for only 1.2% of total sales and our top 10 largest customers accounted for 6.9% of total sales.
Backlog
Our backlog of unfilled orders decreased to $225.9 million at December 31, 2018 from $287.0 million at December 31, 2017. Excluding $7.3 million of unfavorable effects of foreign currency movements, backlog decreased 18.7% compared to December 31, 2017. The decrease in our backlog is predominantly driven by our European equipment business, partially offset by our North American equipment business. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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
Employees
As of December 31, 2018, Milacron had 5,797 employees. Less than 1% of our employees belong to works councils or are otherwise subject to labor agreements.

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
Executive Officers
Information required with respect to the Company's executive officers and directors will be included in the Company's 2019 Proxy Statement and is incorporated herein by reference.
The following table sets forth the name, age and principal position with the Company of each of our executive officers as of December 31, 2018:

Name	Age	Position
Thomas Goeke	59	President, Chief Executive Officer and Director
Bruce Chalmers	52	Chief Financial Officer
Ling An-Heid	58	President, Mold-Masters
Gerrit Jue	60	President, Cimcool
Mark Miller	56	Vice President, Chief Human Resources Officer
Hugh O'Donnell	67	Vice President, General Counsel and Secretary
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
Ling An-Heid was appointed President of Mold-Masters in October 2017, and prior to that, served as President of Mold-Masters Americas and Asia from August 2013 to October 2017.  Ms. Heid has been with Mold-Masters since 1991, joining the Applications Design group.   From there, she progressed through a series of roles first as Business Manager of Mold-Masters Asia in 2000 where she was instrumental in developing the region, then as General Manager of Mold-Masters China and subsequently as President of Mold-Masters Asia until 2013.  Before Mold-Masters, Ms. Heid served as a General Manager and legal representative of Beijing Plastic Mechanical Co Ltd.
Gerrit Jue was appointed President of Cimcool in September 2016, and has served as Managing Director - Cimcool Europe from August 2003 to the present. Mr. Jue served as Commercial Manager Europe from 2001 to 2003 and as European Sales Manager from 2000 to 2001. Prior to that Mr. Jue served as Managing Director of InterChem BV from 1998 to 2000 and as Marketing/Sales Director (Industrial Adhesives) of Henkel Benelux from 1990 to 1998.
Mark Miller was appointed Vice President, Chief Human Resources Officer of Milacron in May 2015. Prior to that Mr. Miller served as Vice President, Administration and IT of MetoKote Corporation, Inc. from 2012 to 2015 and prior thereto he served as Vice President, IT of MetoKote Corporation, Inc. from 2001 to 2012, and in various other management positions at MetoKote Corporation, Inc. from 1988 to 2001.

Hugh O’Donnell was appointed Vice President, General Counsel and Secretary of Milacron in April 2012. Prior to that Mr. O’Donnell served as Vice President, General Counsel and Secretary of Milacron Holdings Inc. from 2009 to 2012 and as Vice President, General Counsel and Secretary of Milacron Inc. from 1999 to 2009. Prior thereto he served as Corporate Counsel of Milacron Inc. from 1992 to 1999.
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
Our business is affected by general economic conditions. Any uncertainty or adverse changes such as turmoil in global economic and political conditions, including through rising interest rates or inflation, commodity prices, changes in tariff or trade policies, high unemployment, increased volatility in global capital markets, international conflicts, sovereign debt concerns and/or other factors beyond our control, could lead to a significant decline in demand for our products. In addition, the success of our business depends on the profitability of our customers’ businesses. Many of our customers are in businesses that are cyclical in nature and sensitive to changes in general economic conditions, such as the packaging, automotive, industrial machinery, construction, consumer goods, electronics and medical industries. The performance of our business is directly related to the production levels of our customers. In particular, prices for plastic resins used to make plastic products and parts tend to fluctuate to a greater degree than our customers can adjust for in the pricing of their products. When resin prices increase, our customers’ profit margins decrease, which may result in lower demand for our products. Therefore, our business is affected by fluctuations in the price of resin, which could have an adverse effect on our business and ability to generate operating cash flows.
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
Approximately 90% of our 2018 sales were realized from the sale of equipment and services to the plastic processing market. A reduction in the usage of plastic would likely result in the reduction of our sales of equipment and services, which could have a material adverse effect on our business, financial condition or results of operations. Factors that could result in a decline in the usage of plastic include, but are not limited to the following:

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
Our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. We have operations in many foreign countries, including, but not limited to, countries in Europe and Asia. For the year ended December 31, 2018, markets outside North America represented the following percentages of our sales: Asia 28%; Europe 19%; and the rest of the world 3%. In addition, as of December 31, 2018, approximately 72% of our workforce was located outside the United States.

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
Since a significant portion of our sales are made, and related costs are incurred, in currencies other than the U.S. dollar, our financial results are affected by currency fluctuations. The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies, including the Canadian dollar, the Euro, Chinese yuan renminbi, Indian rupee and the U.S. dollar in recent years have fluctuated significantly and may do so in the future.
For the year ended December 31, 2018, approximately 50% of our sales were in currency other than the U.S. dollar. Significant changes in the value of the Canadian dollar, Euro, Chinese yuan renminbi and Indian rupee relative to the U.S. dollar could have an adverse effect on our financial condition and results of operations. If the Canadian dollar, Euro, Chinese yuan renminbi or Indian rupee should weaken against the U.S. dollar in the future, we will experience a negative effect in translating our new orders, sales and earnings when compared to historical results. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it records sales. See “Item 7A. Quantitative and Qualitative Disclosure about Market Risk—Foreign Currency Exchange Rate Risk.” Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and translation risks and any volatility in currency exchange rates may have a material adverse effect on our business, financial condition or results of operations.
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
Our backlog as of December 31, 2018 was $225.9 million. This backlog is based upon anticipated sales from confirmed orders. The majority of our plastic processing machinery products are produced after a price has been agreed to, an order has been received and a deposit has been paid by our customers and generally require delivery within a specified period of time. If we are unsuccessful in recruiting skilled labor, experience delays in purchase component deliveries or experience changes in customer specifications on ordered equipment, the rate at which backlog or open orders are converted into sales may be slower than we have historically experienced. If it takes longer than expected to realize sales, our results of operations and financial condition may be materially and adversely affected. Additionally, any failure to deliver products on a timely basis could result in our customers cancelling their orders, requesting discounts or ceasing to do business with us altogether. Furthermore, the portion of our backlog that may be produced in our foreign subsidiaries is exposed to fluctuations in the applicable foreign currencies, which may be material. The historical relationship of backlog to sales actually realized by us should not be considered indicative of future results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - New Orders and Backlog.”
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
The production of some of our products involves highly complex processes. We specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. In the past, we have proactively replaced parts in the field that have experienced a high rate of failure.
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
As of December 31, 2018, less than 1% of our total number of employees belong to work councils or are otherwise subject to labor agreements. These employees are primarily members of the European Works Council, as is standard practice in the region. None of our other employees were represented by unions, although it is possible that our workforce will become unionized in the future. Unionization activities could increase our costs, which could have a material adverse effect on our business, financial condition or results of operations.

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
As of December 31, 2018, we had net operating loss carryforwards of approximately $107.0 million for U.S. federal income tax purposes. These loss carryforwards will expire in varying amounts beginning in 2029. To the extent these net operating loss carryforward are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code ("Section 382") generally imposes an annual limit on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on the availability of our net operating loss carryforwards. In addition, our ability to use the current net operating loss carryforwards might be further limited by the issuance of common stock in the future. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.
We have determined we have experienced multiple ownership changes under Section 382 in prior years. During the year ended December 31, 2018, the Company completed a formal study and determined the usage of the Company's U.S. net operating losses are limited due to ownership changes that occurred in 2015 and 2017. The annual limitation did not increase U.S. cash taxes or income tax expense for the year ended December 31, 2018.
We have a history of net losses and may not maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis. While we generated net earnings of $41.5 million, $1.1 million and $30.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, we have historically incurred net losses and may continue to incur losses for the foreseeable future. We may not be able to sustain or increase our growth or profitability in the future. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.

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
As of December 31, 2018, goodwill and other identifiable intangible assets were approximately $807.6 million, or 46.6% of our total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with the guidance under Financial Accounting Standards Board (“FASB”) ASC 350-20, “Intangibles—Goodwill and Other,” we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we sell, challenges to the validity of certain registered intellectual property, reduced sales of certain products incorporating registered intellectual property and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
As of December 31, 2018, we had $843.6 million aggregate principal amount of senior debt outstanding, including $837.5 million under our senior secured term loan facility due September 2023 (the "2017 Term Loan Facility"). We also had $52.3 million (excluding approximately $34.7 million of undrawn letters of credit) of availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and $11.1 million of undrawn availability under other lines of credit, in each case subject to borrowing base or other limitations.
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
In addition, our ABL Facility contains a financial covenant requiring Milacron LLC and its restricted subsidiaries to maintain a 1.0 to 1.0 minimum trailing four quarter fixed charge coverage ratio, to be tested at any time that excess availability under the ABL Facility decreases to a level below the greater of 10.0% of the aggregate revolver commitments and $10.0 million, until the date on which excess availability exceeds the greater of 10.0% of the aggregate revolver commitments and $10.0 million for 30 consecutive days.
As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. As of December 31, 2018, we were in compliance with all of the covenants under our debt instruments. However, we may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the applicable lenders or noteholders and/or amend the covenants. A breach of any of these covenants could result in an event of default under one or more of the credit agreements governing the ABL Facility and the 2017 Term Loan Facility and, if not cured or waived, could give the holders of the defaulted debt a right to accelerate such debt. Acceleration of any of our debt could result in cross-defaults under our other debt instruments.

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
Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business or value of our common stock.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our Board of Directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with our shareholders will be successful.
Activist shareholders who disagree with the composition of the Board of Directors, our strategy or the way the Company is managed may seek to effect change through various strategies that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the Board of Directors and litigation. Responding to some of these actions can be costly and time-consuming, may disrupt our operations and divert the attention of the Board of Directors, management and our employees. Such activities could interfere with our ability to execute its strategic plan and to attract and retain qualified executive leadership. The perceived uncertainty as to our future direction resulting from activist strategies could also affect the market price and volatility of our common stock.
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
The following table describes our principal owned and leased properties as of December 31, 2018:

Location	Square Footage	Type	Own/ Lease	APPT	MDCS	Fluids
Americas
Atlanta, Georgia	39,000	Manufacturing	Lease	•
Batavia, Ohio	490,000	Manufacturing	Own	•
McPherson, Kansas	93,000	Manufacturing	Lease	•
Mt. Orab, Ohio	213,000	Manufacturing	Own	•
Rowley, Massachusetts	22,000	Office/R&D	Lease	•
Querétaro, Mexico	31,000	Distribution and Service	Lease	•
Southlake, Texas	24,000	Distribution and Service	Lease	•
Tecumseh, Michigan	262,000	Manufacturing	Lease	•
Georgetown, Ontario, Canada	122,000	Manufacturing	Lease		•
Georgetown, Ontario, Canada	54,000	R&D	Lease		•
Brantford, Ontario, Canada	18,000	Manufacturing	Lease		•
Campinas, Brazil	12,000	Manufacturing	Lease	•	•
Madison Heights, Michigan	71,000	Distribution	Own		•
Greenville, Michigan	65,000	Manufacturing	Lease		•
Windsor, Ontario, Canada	24,000	Manufacturing	Own		•
Cincinnati, Ohio	76,000	Manufacturing	Own			•
Querétaro, Mexico	14,000	Distribution and Service	Lease			•
Europe
Magenta, Italy	97,000	Manufacturing	Own	•
Malterdingen, Germany	420,000	Manufacturing	Own	•
Policka, Czech Republic	191,000	Manufacturing	Own	•
Baden-Baden, Germany	36,000	Manufacturing	Lease		•
Hereford, United Kingdom	16,000	Manufacturing	Lease		•
Zeletava, Czech Republic	110,000	Manufacturing	Own	•	•
Vlaardingen, Netherlands	74,000	Manufacturing	Own			•
Asia Pacific
Ahmedabad, India	201,000	Manufacturing	Own	•
Jiangyin, China	87,000	Manufacturing	Lease	•
Kawasaki, Japan	8,000	Distribution	Own		•
Kunshan, China	176,000	Manufacturing	Own		•
Coimbatore, India	48,000	Office	Lease	•	•	•
Coimbatore, India	31,000	Manufacturing	Lease		•
Shenzhen, China	19,000	Distribution	Lease		•
Shinoli, India	22,000	Manufacturing	Own		•
Shanghai, China	59,000	Manufacturing	Lease			•
Ulsan, South Korea	100,000	Manufacturing	Own			•
Total	3,325,000

ITEM 3. LEGAL PROCEEDINGS
The Company is involved in litigation from time to time in the regular course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. The Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition, results of operations or cash flows. However, the final amounts required to resolve these matters could differ materially from our recorded estimates. See Note 13 of the Notes to Consolidated Financial Statements within "Item 8. Financial Statements and Supplementary Data."
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Equity
The Company's common stock began trading on the New York Stock Exchange (NYSE) under the symbol MCRN on June 25, 2015. As of February 21, 2019, there were approximately eighteen holders of record of our common stock.
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
Issuer Purchases of Equity Securities
In November 2018, we announced that our Board of Directors approved a share repurchase program, under which we may repurchase up to an aggregate amount of $125.0 million of our outstanding equity securities over a two-year period. The timing of share purchases pursuant to the program is dependent upon certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.
The Company's share repurchase activity for each of the three months in the quarter ended December 31, 2018, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(in millions, except share and per share data)
October 2018	—	$—	—
November 2018	—	$—	—
December 2018	272,662	$12.82	272,662
Total	272,662	$12.82	272,662	$121.5
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph compares the Company's cumulative total shareholder return with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Dow Jones U.S. Industrial Machinery Index for the period from June 25, 2015 to December 31, 2018, assuming a fixed investment of $100 made at the respective closing prices on June 25, 2015 and the reinvestment of cash dividends.

	June 25, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
MCRN	$100	$63.89	$95.15	$97.75	$60.73
S&P 500 Index	$100	$97.22	$106.49	$127.17	$119.24
Dow Jones U.S. Industrial Machinery Index	$100	$86.29	$114.89	$150.49	$126.68

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the periods and as of the dates indicated. The consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements that are included in "Item 8. Financial Statements and Supplementary Data." The consolidated statements of operations data for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014 are derived from our audited consolidated financial statements that are not present elsewhere in this Form 10-K.
Our historical results are not necessarily indicative of future operating results. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and "Item 8. Financial Statements and Supplementary Data."
Selected Financial Data (U.S. GAAP)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in millions, except per share data)
Balance sheet data:
Cash and cash equivalents	$184.0	$187.9	$130.2	$67.5	$81.5
Accounts receivable, net	152.8	186.3	182.3	204.4	183.3
Inventories, net	257.8	267.9	249.5	238.9	238.1
Property and equipment, net	241.0	260.8	243.7	221.8	216.9
Total assets	1,732.5	1,858.8	1,722.0	1,696.3	1,769.8
Accounts payable	122.9	121.6	92.5	79.2	89.9
Advanced billings and deposits	44.5	62.8	52.7	39.7	58.5
Total debt and capital lease obligations, including current portion	834.9	933.2	941.4	939.7	1,013.7

Statements of operations data:
Net sales	$1,258.2	$1,234.2	$1,166.7	$1,179.5	$1,211.3
Operating earnings (a)	106.6	89.1	106.3	72.6	86.0
Net earnings (loss) attributable to Milacron Holdings Corp.	41.5	1.1	30.5	(38.8)	(14.8)

Basic earnings (loss) per share	$0.60	$0.02	$0.45	$(0.65)	$(0.28)
Diluted earnings (loss) per share	$0.58	$0.02	$0.43	$(0.65)	$(0.28)

Statements of cash flows data:
Net cash provided by operating activities	$124.3	$110.4	$116.2	$36.8	$37.6
Net cash used in investing activities	(22.2)	(38.1)	(56.4)	(73.3)	(94.3)
Net cash (used in) provided by financing activities	(99.4)	(21.9)	6.2	27.8	41.2
(a) Amounts for the years ended December 31, 2015 and 2014 have been conformed to the 2018 presentation for the classification of certain components of net periodic pension cost of $0.8 million and $0.9 million, respectively.
Other Selected Financial Data (Non-GAAP)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in millions)
Adjusted EBITDA	$228.6	$227.3	$212.8	$213.4	$198.5
Adjusted Net Income	127.4	128.2	105.7	98.2	74.5
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

We refer to pages 35 through 39 of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed reconciliation of reported (U.S. GAAP) net earnings (loss) attributable to Milacron Holdings Corp. to Adjusted Net Income and Adjusted EBITDA and operating earnings to Adjusted EBITDA. We also refer to these pages for information regarding, but not limited to, (1) how we believe the Non-GAAP measures provide useful information to investors; (2) how we use the Non-GAAP measures to evaluate our business; and (3) the limitations of these Non-GAAP measures.

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
Executive Overview
For the year ended December 31, 2018, Milacron reported sales of $1,258.2 million, operating earnings of $106.6 million and net earnings of $41.5 million. This compares to sales of $1,234.2 million, operating earnings of $89.1 million and net earnings of $1.1 million for the year ended December 31, 2017. Excluding $9.3 million of favorable effects of foreign currency movements, sales increased 1.2% compared to the prior year. On a pro forma basis, sales for the year ended December 31, 2018 increased 4.8% compared to the prior year. Adjusted EBITDA increased 0.6% to $228.6 million, or 18.2% of sales, during the year ended December 31, 2018 compared to $227.3 million in Adjusted EBITDA, or 18.4% of sales, during the year ended December 31, 2017. Adjusted Net Income decreased 0.6% to $127.4 million, or 10.1% of sales, during the year ended December 31, 2018 compared to $128.2 million in Adjusted Net Income, or 10.4% of sales, during the year ended December 31, 2017.
Advanced Plastic Processing Technologies ("APPT")

For the year ended December 31, 2018, APPT generated $677.2 million in sales, operating earnings of $28.6 million and $89.1 million in Adjusted EBITDA, or 13.2% of sales, before corporate expenses, compared to $689.1 million in sales, $11.7 million in operating earnings and $86.3 million in Adjusted EBITDA, or 12.5% of sales, before corporate expenses, in the same period in 2017. Excluding $2.5 million of unfavorable effects of foreign currency movements, sales decreased 1.4% compared to the prior year. On a pro forma basis, sales for the year ended December 31, 2018 increased 3.3% compared to the prior year.

Melt Delivery and Control Systems ("MDCS")

For the year ended December 31, 2018, MDCS generated $451.7 million in sales, operating earnings of $95.8 million and $137.0 million in Adjusted EBITDA, or 30.3% of sales, before corporate expenses, compared to $423.9 million in sales, $102.5 million in operating earnings and $138.2 million in Adjusted EBITDA, or 32.6% of sales, before corporate expenses, in the same period in 2017. Excluding $9.5 million of favorable effects of foreign currency movements, sales increased 4.3% compared to the prior year.

Fluid Technologies ("Fluids")

For the year ended December 31, 2018, Fluids generated $129.3 million in sales, operating earnings of $24.6 million and $29.3 million in Adjusted EBITDA, or 22.7% of sales, before corporate expenses, compared to $121.2 million in sales, $20.7 million in operating earnings and $26.9 million in Adjusted EBITDA, or 22.2% of sales, before corporate expenses, in the same period in 2017. Excluding $2.3 million of favorable effects of foreign currency movements, sales increased 4.8% compared to the prior year.

Liquidity

During the year ended December 31, 2018, cash decreased $3.9 million primarily as a result of our voluntary $100.0 million of principal payments on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility"). Operating activities generated $124.3 million of cash during the year ended December 31, 2018 compared to $110.4 million of cash in the same period in 2017. The increase in operating cash flow from 2017 was primarily driven by a reduction in interest payments of approximately $13 million compared to the prior year. This reduction in interest payments is attributable to the timing of our interest payments under the 2017 Term Loan Facility as well as a reduction in the weighted-average indebtedness. Investing activities used $22.2 million of cash during the year ended December 31, 2018 primarily due to capital expenditures partially offset by proceeds received in connection with the sale of certain manufacturing equipment that we simultaneously leased back during the first quarter of 2018. Financing activities used $99.4 million during the year ended December 31, 2018 primarily as a result of our voluntary payments of $100.0 million of principal on the 2017 Term Loan Facility.

Cash on-hand at December 31, 2018 was $184.0 million, and we had approximately $63.4 million available for borrowing under our asset-based and other credit facilities.

New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders for the year ended December 31, 2018 were $1,211.2 million, a decrease of $88.7 million, or 6.8%, compared to $1,299.9 million for the year ended December 31, 2017. Excluding $9.6 million of favorable effects of foreign currency movements, new orders decreased 7.6% compared to the prior period. New orders were primarily impacted by a decline in our equipment business in Europe and North America, a decline in our hot runner business in China and the impact of product line de-selection within our APPT segment, partially offset by an increase in our global fluids business. On a pro forma basis, new orders for the year ended December 31, 2018 were $1,184.9 million, a decrease of $45.3 million, or 3.7%, compared to $1,230.2 million for the year ended December 31, 2017.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at December 31, 2018 was $225.9 million, a decrease of $61.1 million from December 31, 2017. Excluding $7.3 million of unfavorable effects of foreign currency movements, backlog decreased 18.7% compared to December 31, 2017. The decrease in our backlog is predominantly driven by our European equipment business, partially offset by our North American equipment business. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact filling the orders.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales	$1,258.2	$1,234.2	$1,166.7
Cost of sales	855.6	852.3	770.9
Manufacturing margins	402.6	381.9	395.8
Operating expenses:
Selling, general and administrative expenses	245.0	252.9	251.7
Amortization expense	26.5	28.7	31.3
Loss (gain) on currency translation	2.8	(7.3)	(3.3)
Other expense, net	21.7	18.5	9.8
Total operating expenses	296.0	292.8	289.5
Operating earnings	106.6	89.1	106.3
Interest expense, net	43.0	44.5	60.9
Loss on debt extinguishment	1.2	25.2	—
Other non-operating expenses	0.9	1.1	0.7
Earnings before income taxes	61.5	18.3	44.7
Income tax expense	20.0	17.2	14.2
Net earnings	$41.5	$1.1	$30.5

The following table sets forth our sales by segment for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales by segment:
Advanced Plastic Processing Technologies	$677.2	$689.1	$663.9
Melt Delivery and Control Systems	451.7	423.9	389.9
Fluid Technologies	129.3	121.2	112.9
Total	$1,258.2	$1,234.2	$1,166.7

We may refer to net sales or other historical financial information on a "constant currency basis," which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period's currency conversion rate. This approach is used for countries where the functional currency is the local currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under United States generally accepted accounting principles ("U.S. GAAP"), and should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP.
Comparison of the Years Ended December 31, 2018 and 2017
Net Sales
Sales for the year ended December 31, 2018 were $1,258.2 million compared to $1,234.2 million for the year ended December 31, 2017, an increase of $24.0 million or 1.9%. Excluding $9.3 million of favorable effects of foreign currency movements, sales increased $14.7 million, or 1.2%, compared to the prior year. On a pro forma basis, sales for the year ended December 31, 2018 were $1,214.3 million, an increase of $56.1 million, or 4.8%, compared to $1,158.2 million for the year ended December 31, 2017.

Sales for our APPT segment for the year ended December 31, 2018 were $677.2 million compared to $689.1 million for the year ended December 31, 2017, a decrease of $11.9 million or 1.7%. Excluding $2.5 million of unfavorable effects of foreign currency movements, sales decreased $9.4 million, or 1.4%, compared to the prior year. Regionally, sales were impacted by declines in North America and Europe, partially offset by growth in India and China. End market declines were primarily driven by automotive, consumer goods and construction end markets, partially offset by growth in the packaging, custom molders and industrial machinery and other end markets. On a pro forma basis, sales for the year ended December 31, 2018 were $633.3 million, an increase of $20.2 million, or 3.3%, compared to $613.1 million for the year ended December 31, 2017.
Sales for our MDCS segment for the year ended December 31, 2018 were $451.7 million compared to $423.9 million for the year ended December 31, 2017, an increase of $27.8 million or 6.6%. Excluding $9.5 million of favorable effects of foreign currency movements, sales increased $18.3 million, or 4.3%, compared to the prior year. Regionally, sales benefited from growth primarily in China, Europe and India. End market growth was primarily driven by increases in the electronics and medical end markets, partially offset by a decline in the automotive and consumer goods end markets.
Sales for our Fluids segment for the year ended December 31, 2018 were $129.3 million compared to $121.2 million for the year ended December 31, 2017, an increase of $8.1 million or 6.7%. Excluding $2.3 million of favorable effects of foreign currency movements, sales increased $5.8 million, or 4.8%, compared to the prior year. Regionally, sales benefited from growth in North America, Europe and Asia. End market growth was primarily driven by increases in the automotive, industrial and electronics end markets.
Cost of Sales
Cost of sales for the year ended December 31, 2018 was $855.6 million compared to $852.3 million for the year ended December 31, 2017, an increase of $3.3 million, or 0.4%.
Manufacturing Margin
The Company's manufacturing margin (or gross margin) for the year ended December 31, 2018 was $402.6 million compared to $381.9 million for the year ended December 31, 2017, an increase of $20.7 million or 5.4%. The manufacturing margin as a percent of sales for the year ended December 31, 2018 was 32.0% compared to 30.9% for the year ended December 31, 2017.
The increase in manufacturing margin is primarily related to an increase in sales volumes within the Company's higher margin segments, MDCS and Fluids, when compared to the prior year. Additionally, in 2017, the Company encountered competitive pricing pressure within the APPT segment and incremental overtime within the MDCS segment that was not present in 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2018 were $245.0 million compared to $252.9 million for the year ended December 31, 2017, a decrease of $7.9 million or 3.1%. The decrease is primarily related to a reduction in research and development costs, certain discretionary costs and the wind-down of certain European manufacturing operations, partially offset by incremental trade show expenses.
Amortization Expense
Amortization expense related to intangible assets for the year ended December 31, 2018 was $26.5 million compared to $28.7 million for the year ended December 31, 2017, a decrease of $2.2 million or 7.7%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization.
Loss (gain) on Currency Translation
The loss on currency translation for the year ended December 31, 2018 was $2.8 million compared to a gain of $7.3 million for the year ended December 31, 2017, resulting in an unfavorable change of $10.1 million. The gains and losses primarily relate to the non-cash translation impact on intercompany advances related to the Canadian dollar, Euro and the Czech koruna.
Other Expense, Net
Other expense, net for the year ended December 31, 2018 was $21.7 million compared $18.5 million for the year ended December 31, 2017, an increase of $3.2 million or 17.3%. The costs recognized within other expense, net in both years primarily relate to severance and other related costs incurred in connection with the restructuring plan at the Company's Malterdingen, Germany facility. In addition, during the fourth quarter of 2018 the Company recognized a $3.3 million impairment charge on a manufacturing facility located in Europe.

Operating Earnings
Operating earnings for the year ended December 31, 2018 were $106.6 million compared to $89.1 million for the year ended December 31, 2017, an increase of $17.5 million or 19.6%. The increase is primarily related to an increase in sales volumes within the Company's higher margin segments, MDCS and Fluids, and a reduction in selling, general and administrative expenses as described above.
Interest Expense, Net
Interest expense, net of interest income, for the year ended December 31, 2018 was $43.0 million compared to $44.5 million for the year ended December 31, 2017, a decrease of $1.5 million or 3.4%. The decrease is primarily due to a reduction in our weighted-average indebtedness as the Company has made a total of $100.0 million in voluntary principal payments in 2018. The decrease was partially offset by the Company's $0.4 million write-off of previously deferred financing costs associated with the Company's asset-based lending facility as a result of an amendment made during the second quarter of 2018.
Loss on Debt Extinguishment
Loss on debt extinguishment was $1.2 million for the year ended December 31, 2018 compared to $25.2 million for the year ended December 31, 2017. The loss on debt extinguishment in 2018 relates to the write-off of deferred financing costs associated with the Company's incremental voluntary principal payments made on the 2017 Term Loan Facility. The loss on debt extinguishment in 2017 was principally related to the $18.0 million premium paid upon the repayment of our 7.75% senior unsecured notes due 2021 (the "Senior Unsecured Notes") as well as the write-off of deferred financing costs related to the Senior Unsecured Notes and the senior secured term loan facility due September 2020 ("New Term Loan Facility").
Other Non-Operating Expenses
Other non-operating expenses were $0.9 million in the year ended December 31, 2018 compared to $1.1 million for the year ended December 31, 2017. Other non-operating expenses include certain components of net periodic pension cost including interest costs, expected return on plan assets and amortization of actuarial gains and losses.
Income Tax Expense
Income tax expense for the year ended December 31, 2018 was $20.0 million compared to $17.2 million for the year ended December 31, 2017, an increase of $2.8 million or 16.3%. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances. The increase is principally related to an increase in earnings in certain foreign jurisdictions paying cash taxes, most notably China and India. The increase in tax expense associated with the increase in earnings was partially offset by a $6.4 million income tax benefit the Company recorded in the fourth quarter of 2018 related to an income tax accounting policy election made during the quarter. As a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), the Company began to recognize indefinite-lived deferred tax assets associated with U.S. net operating loss carryforwards and deferred interest deductions generated during the year ended December 31, 2018.  In the fourth quarter of 2018, the Company made a tax accounting policy election to utilize existing indefinite-lived deferred tax liabilities as a source of income to support recognition of the aforementioned indefinite-lived deferred tax assets.  In conjunction with this election, the Company recorded an income tax benefit of $6.4 million related to the reversal of valuation allowances previously recorded against the deferred tax assets.
Comparison of the Years Ended December 31, 2017 and 2016
Net Sales
Sales for the year ended December 31, 2017 were $1,234.2 million compared to $1,166.7 million for the year ended December 31, 2016, an increase of $67.5 million or 5.8%. Excluding $7.4 million of favorable effects of foreign currency movements, sales increased $60.1 million, or 5.2%, compared to the prior year. On a pro forma basis, sales for the year ended December 31, 2017 were $1,158.2 million, an increase of $76.2 million, or 7.0%, compared to $1,082.0 million for the year ended December 31, 2016.
Sales for our APPT segment for the year ended December 31, 2017 were $689.1 million compared to $663.9 million for the year ended December 31, 2016, an increase of $25.2 million, or 3.8%. Excluding $6.5 million of favorable effects of foreign currency movements, sales increased $18.7 million, or 2.8%, compared to the prior year. Regionally, sales benefited from growth primarily in India. End market segment growth was primarily driven by increases in consumer goods, electronics and construction end markets, partially offset by declines in the automotive and medical end markets. On a pro forma basis, sales for the year ended December 31, 2017 were $613.1 million, an increase of $33.9 million, or 5.9%, compared to $579.2 million for the year ended December 31, 2016.

Sales for our MDCS segment for the year ended December 31, 2017 were $423.9 million compared to $389.9 million for the year ended December 31, 2016, an increase of $34.0 million, or 8.7%. Regionally, sales benefited from growth primarily in China and Europe, partially offset by a decline in North America. End market growth was primarily driven by increases in the automotive, consumer goods, electronics and custom molders end markets, partially offset by declines in the packaging and medical end markets.
Sales for our Fluids segment for the year ended December 31, 2017 were $121.2 million, compared to $112.9 million for the year ended December 31, 2016, an increase of $8.3 million, or 7.4%. Excluding $0.9 million of favorable effects of foreign currency movements, sales increased $7.4 million, or 6.6%, compared to the prior year. Regionally, sales benefited from growth primarily in North America, Europe and China with end market growth driven by increases in the automotive, electronics, consumer goods and industrial machinery end markets.
Cost of Sales
Cost of sales for the year ended December 31, 2017 was $852.3 million compared to $770.9 million for the year ended December 31, 2016, an increase of $81.4 million, or 10.6%.
Manufacturing Margin
The Company's manufacturing margin (or gross margin) for the year ended December 31, 2017 was $381.9 million compared to $395.8 million for the year ended December 31, 2016, a decrease of $13.9 million, or 3.5%. The manufacturing margin as a percent of sales for the year ended December 31, 2017 was 30.9% compared to 33.9% for the year ended December 31, 2016.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2017 were $252.9 million compared to $251.7 million for the year ended December 31, 2016, an increase of $1.2 million, or 0.5%. The increase is primarily related to an increase in stock-based compensation expense, short-term incentive plan expense and expenses incurred in connection with our debt refinancing activities during the first and fourth quarters of 2017. These increases were partially offset by a reduction in research and development costs and certain discretionary costs.
Amortization Expense
Amortization expense related to intangible assets for the year ended December 31, 2017 was $28.7 million compared to $31.3 million for the year ended December 31, 2016, a decrease of $2.6 million, or 8.3%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects.
Gain on Currency Translation
The gain on currency translation for the year ended December 31, 2017 was $7.3 million compared to a gain of $3.3 million for the year ended December 31, 2016, resulting in a favorable change of $4.0 million. The gains and losses primarily relate to the non-cash translation impact on intercompany advances related to the Canadian dollar associated with the acquisition of Mold-Masters within our MDCS segment.

Other Expense, Net
Other expense, net for the year ended December 31, 2017 was $18.5 million compared to $9.8 million for the year ended December 31, 2016, an increase of $8.7 million, or 88.8%. The increase is primarily related to severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility. As the employees are required to render service in order to receive the termination benefits, the associated liability and expense are being recognized ratably over the related service period. The increase is also driven by severance expense recorded during the second quarter related to the elimination of certain positions within the Company's APPT and Corporate segments. Additionally, other expense, net includes a $1.4 million goodwill impairment charge recognized during the fourth quarter within the APPT segment.
Operating Earnings
Operating earnings for the year ended December 31, 2017 were $89.1 million compared to $106.3 million for the year ended December 31, 2016, a decrease of $17.2 million, or 16.2%. In addition to incremental severance-related costs, the decrease is primarily related to the inventory write-down associated with the Company's decision to exit a product line within the APPT segment and competitive pricing pressure within the APPT and MDCS segments.
Interest Expense, Net
Interest expense, net of interest income, for the year ended December 31, 2017 was $44.5 million compared to $60.9 million for the year ended December 31, 2016, a decrease of $16.4 million, or 26.9%. The decrease is primarily due to a reduction in our weighted-average interest rate, when compared to 2016, as a result of our debt refinancings during the first and fourth quarters of 2017.
Loss on Debt Extinguishment
Loss on debt extinguishment was $25.2 million for the year ended December 31, 2017. The loss on debt extinguishment was principally related to the $18.0 million premium paid upon the repayment of our Senior Unsecured Notes as well as the write-off of deferred financing costs related to the Senior Unsecured Notes and the New Term Loan Facility.
Other Non-Operating Expenses
Other non-operating expenses were $1.1 million for the year ended December 31, 2017 compared to $0.7 million for the year ended December 31, 2016. Other non-operating expenses include certain components of net periodic pension cost including interest costs, expected return on plan assets and amortization of actuarial gains and losses.
Income Tax Expense
Income tax expense for the year end December 31, 2017 was $17.2 million compared to $14.2 million for the year ended December 31, 2016, an increase of $3.0 million or 21.1%. Income tax expense for both periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances. The increase is principally related to an increase in earnings in certain foreign jurisdictions paying cash taxes, most notably China and India. The increase in tax expense associated with the increase in earnings was partially offset by an $8.9 million tax benefit the Company recorded in the fourth quarter of 2017 related to the enactment of the Tax Act. This benefit was primarily driven by the release of valuation allowances on our AMT credits and the revaluation of net deferred tax liabilities, partially offset by the recognition of withholding tax liabilities on planned cash repatriation from non-U.S. subsidiaries.
Non-GAAP Financial Measures
We prepare our financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP"). To supplement this information, we also use the following non-GAAP financial measures: Adjusted EBITDA, Adjusted Net Income, Pro forma Net Sales and Pro forma New Orders. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

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
Adjusted Net Income
Adjusted Net Income measures our operating performance by adjusting net earnings (loss) to exclude amortization expense, non-cash currency effect on intercompany advances, organizational redesign costs, long-term equity awards, debt costs, acquisition integration costs, professional services, business combination costs and certain other non-recurring items. Management uses this measure to evaluate our core operating results as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business, but includes certain items such as depreciation, interest expense and income tax expense, which are otherwise excluded from Adjusted EBITDA. We believe the presentation of Adjusted Net Income enhances our investors’ overall understanding of the financial performance and cash flow of our business. You should not consider Adjusted Net Income as an alternative to net earnings (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.
Pro forma Net Sales
Pro forma Net Sales is defined as net sales excluding net sales directly attributable to certain product lines which have been discontinued or eliminated through plant closures. We present Pro forma Net Sales to facilitate comparisons of reported net sales from period to period. We believe the presentation of Pro forma Net Sales enhances our investors’ overall understanding of the financial performance of our business. You should not consider Pro forma Net Sales as an alternative to net sales, determined in accordance with U.S. GAAP, as an indicator of operating performance.

Pro forma New Orders
Pro forma New Orders is defined as new orders excluding orders directly attributable to certain product lines which have been discontinued or eliminated through plant closures. We present Pro forma New Orders to facilitate comparisons of reported new orders from period to period. We believe the presentation of Pro forma New Orders enhances our investors’ overall understanding of the financial performance of our business. You should not consider Pro forma New Orders as an alternative to new orders as an indicator of operating performance.

The following is a reconciliation of net earnings, the most comparable U.S. GAAP measure, to Adjusted Net Income and Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net earnings	$41.5	$1.1	$30.5
Amortization expense	26.5	28.7	31.3
Currency effect on intercompany advances (a)	3.6	(8.7)	(1.6)
Organizational redesign costs (b)	43.6	58.6	32.9
Long-term equity awards (c)	10.1	9.4	7.1
Debt costs (d)	1.2	27.1	—
Professional services (e)	4.1	6.5	4.7
Fair market value adjustments (f)	—	—	0.2
Tax adjustments (g)	(8.6)	(7.5)	(3.4)
Other (h)	5.4	13.0	4.0
Adjusted Net Income	127.4	128.2	105.7
Income tax expense	28.6	24.7	17.6
Interest expense, net	43.0	44.5	60.9
Depreciation expense	29.6	29.9	28.6
Adjusted EBITDA	$228.6	$227.3	$212.8

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)
Organizational redesign costs for the year ended December 31, 2018 primarily include $20.9 million for termination costs as a result of eliminated positions. Organizational redesign costs for the year ended December 31, 2017 primarily include $17.6 million for termination costs as a result of eliminated positions, $21.7 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic and $4.0 million of costs related to our facility consolidation in North America. Organizational redesign costs for the year ended December 31, 2016 primarily include $13.3 million for termination costs as a result of eliminated positions, $4.4 million of costs related to the shutdown of facilities, $5.2 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic and $0.5 million of costs related to the restructuring of Fluids in Europe.

(c)	Long-term equity awards include the charges associated with stock-based compensation awards granted to certain executives and independent directors in the years ended December 31, 2018, 2017 and 2016.

(d)	Debt costs incurred during the year ended December 31, 2017 included $25.2 million of debt extinguishment costs and $1.9 million of fees related to the 2017 Term Loan Facility.

(e)	Professional fees in the years ended December 31, 2018, 2017 and 2016 included $4.1 million, $6.5 million and $4.7 million, respectively, of strategic organizational initiatives.

(f)
Non-cash fair market value adjustments in the year ended December 31, 2016 relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen Holdings Inc. ("CanGen") in the fourth quarter of 2015.

(g)	Tax adjustments primarily includes the tax benefit associated with reconciling net earnings to Adjusted Net Income.

(h)
Other costs for the year ended December 31, 2018 primarily include $4.0 million of costs to write-down the inventory of a discontinued product line. Other costs for the year ended December 31, 2017 primarily include $7.7 million of costs to write-down the inventory of a discontinued product line and $1.4 million of goodwill impairment. Other costs for the year ended December 31, 2016 include $1.4 million related to the impairment of certain software leases and the write-off of a $0.5 million non-trade receivable.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments.

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Operating earnings (loss):
APPT	$28.6	$11.7	$35.6
MDCS	95.8	102.5	91.4
Fluids	24.6	20.7	17.4
Corporate	(42.4)	(45.8)	(38.1)
Total operating earnings	106.6	89.1	106.3
Other non-operating expense	(0.9)	(1.1)	(0.7)
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	16.9	19.1	20.3
Currency effect on intercompany advances (a)	0.7	(2.0)	(0.1)
Organizational redesign costs (b)	38.8	45.9	22.6
Professional services	0.3	0.8	0.6
Fair market value adjustments (f)	—	—	0.3
Other (g)	4.7	11.9	3.0
Total APPT Adjustments	61.4	75.7	46.7
MDCS Adjustments:
Depreciation and amortization	33.4	33.5	33.2
Currency effect on intercompany advances (a)	4.5	(6.9)	(3.0)
Organizational redesign costs (b)	3.1	8.3	5.2
Professional services	0.1	0.4	0.1
Fair market value adjustments	—	—	(0.1)
Other (g)	0.1	0.4	0.4
Total MDCS Adjustments	41.2	35.7	35.8
Fluids Adjustments:
Depreciation and amortization	4.4	4.9	5.5
Organizational redesign costs (b)	—	1.4	1.0
Other (g)	0.3	(0.1)	0.5
Total Fluids Adjustments	4.7	6.2	7.0
Corporate Adjustments:
Depreciation and amortization	1.4	1.1	0.9
Currency effect on intercompany advances (a)	(1.6)	0.2	1.5
Organizational redesign costs (b)	1.7	3.0	4.1
Long-term equity awards (c)	10.1	9.4	7.1
Debt costs (d)	—	1.9	—
Professional services (e)	3.7	5.3	4.0
Other (g)	0.3	0.8	0.1
Total Corporate Adjustments	15.6	21.7	17.7
Adjusted EBITDA:
APPT	89.1	86.3	81.6
MDCS	137.0	138.2	127.2
Fluids	29.3	26.9	24.4
Corporate	(26.8)	(24.1)	(20.4)
Total Adjusted EBITDA	$228.6	$227.3	$212.8

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian and the Czech koruna dollar pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)
Organizational redesign costs for the year ended December 31, 2018 primarily include $18.6 million for termination costs as a result of eliminated positions in APPT. Organizational redesign costs in the year ended December 31, 2017 included $13.0 million for termination costs as a result of eliminated positions and $20.8 million of costs related to relocating our facilities in Italy and Germany to the Czech Republic in APPT. Organizational redesign costs in the year ended December 31, 2017 also included $1.8 million of termination costs as a result of eliminated positions and $4.0 million of costs related to our facility consolidation in North America within MDCS. Organizational redesign costs in the year ended December 31, 2016 included $4.4 million of costs related to the shutdown of facilities in APPT, $5.1 million of costs related to relocating our facilities in Belgium, Italy and Germany to the Czech Republic in APPT and MDCS and $0.5 million of costs related to the restructuring of Fluids in Europe. In the year ended December 31, 2016, organizational redesign costs across all segments included $13.3 million for termination costs as a result of eliminated positions.

(c)
Long-term equity awards in Corporate include the charges associated with stock-based compensation awards granted to certain executives and independent directors in the years ended December 31, 2018, 2017 and 2016.

(d)	Debt costs incurred during the year ended December 31, 2017 included $1.9 million of fees related to the 2017 Term Loan Facility.

(e)
Professional fees incurred by Corporate in the years ended December 31, 2018, 2017 and 2016 included $3.7 million, $5.3 million and $4.0 million, respectively, of costs for strategic organizational initiatives.

(f)	Non-cash fair market value adjustments relate to acquisition accounting for the fair market value of inventory as part of our acquisition of CanGen in the fourth quarter of 2015.

(g)
Other costs in APPT for the year ended December 31, 2018 primarily include $4.0 million of costs to write-down the inventory of a discontinued product line. Other costs in APPT for the year ended December 31, 2017 primarily include $7.7 million of costs to write-down the inventory of a discontinued product line and $1.4 million of goodwill impairment. Other costs in APPT for the year ended December 31, 2016 includes $1.4 million related to the impairment of certain software licenses. Other costs in Fluids in the year ended December 31, 2016 includes the write-off of a $0.5 million non-trade receivable.

The following is a reconciliation of net sales, the most comparable U.S. GAAP measure, to Pro forma Net Sales:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales	$1,258.2	$1,234.2	$1,166.7
Adjustments to net sales (a)	(43.9)	(76.0)	(84.7)
Pro forma Net Sales	$1,214.3	$1,158.2	$1,082.0

(a)
Adjustments to net sales include net sales directly attributable to certain product lines which have been discontinued or eliminated through plant closures. Adjustments for the periods presented include European Injection equipment, Systems and net impact of North American large tonnage automotive market.

The following is a reconciliation of APPT net sales, the most comparable U.S. GAAP measure, to APPT Pro forma Net Sales:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales - APPT segment	$677.2	$689.1	$663.9
Adjustments to net sales (a)	(43.9)	(76.0)	(84.7)
Pro forma Net Sales - APPT segment	$633.3	$613.1	$579.2

(a)
Adjustments to net sales include net sales directly attributable to certain product lines which have been discontinued or eliminated through plant closures. Adjustments for the periods presented include European Injection equipment, Systems and net impact of North American large tonnage automotive market.

The following is a reconciliation of new orders, the most comparable U.S. GAAP measure, to Pro forma New Orders:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
New orders	$1,211.2	$1,299.9	$1,191.3
Adjustments to new orders (a)	(26.3)	(69.7)	(86.5)
Pro forma New Orders	$1,184.9	$1,230.2	$1,104.8

(a)
Adjustments to new orders include new orders directly attributable to certain product lines which have been discontinued or eliminated through plant closures. Adjustments for the periods presented include European Injection equipment, Systems and net impact of North American large tonnage automotive market.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At December 31, 2018, we had cash and cash equivalents of $184.0 million, of which $39.9 million was held in the U.S. and $144.1 million was held by subsidiaries outside of the U.S. However, if such amounts were repatriated to the U.S., additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted. For amounts we plan to repatriate, appropriate taxes have been accrued and we currently have no plans to repatriate any additional amounts for which U.S. or foreign taxes would need to be accrued. At December 31, 2018, we had $52.3 million of availability under the ABL Facility and $11.1 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of interest. We may from time to time seek to retire our outstanding debt. Such events, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the year ended December 31, 2018, we used $3.9 million of cash compared to generating $57.7 million in the year ended December 31, 2017. During the year ended December 31, 2018, cash provided by operations was offset by capital expenditures and our $100.0 million of voluntary principal payments on the 2017 Term Loan Facility. As a result of the principal payments made by the Company during 2018, the Company has satisfied all installment payments required per the terms of the 2017 Term Loan Facility. As such, all amounts due under the 2017 Term Loan Facility are payable in 2023. During the year ended December 31, 2017, cash provided by operations was partially offset by capital expenditures and costs incurred in connection with the Company's debt refinancing activity during 2017.
On February 15, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into the new $947.0 million 2017 Term Loan Facility pursuant to an amendment of the Company's existing New Term Loan Facility. The net proceeds from the 2017 Term Loan Facility, together with cash on-hand, were used to redeem in full $464.4 million aggregate principal amount outstanding of our Senior Unsecured Notes, repay in full $482.0 million aggregate principal amount outstanding under our existing New Term Loan Facility and pay fees and expenses associated with these transactions. The 2017 Term Loan Facility was priced at 99.625% of the principal amount and bears interest at a rate per annum equal to an applicable margin or applicable rate plus, at our option, either (a) a base rate determined by the reference to the highest of (1) the prime commercial lending rate publicly announced by the administrative agent of the 2017 Term Loan Facility as the “prime rate” as in effect on such day, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for an interest period of one month, plus 1.00% or (b) a LIBOR rate (which shall be no less than 0.00%) determined by reference to the costs of funds for Eurodollar deposits for the specified interest period, as adjusted for certain statutory reserve requirements. The applicable margins for borrowings are (i) 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio of greater than 3.50 to 1.00 and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to compliance with a total net leverage ratio not to exceed 3.50 to 1.00.
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
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility, 2017 Term Loan Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $63.4 million under these lines of credit.

The following table shows our statements of cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Statements of cash flow data
Net cash provided by operating activities	$124.3	$110.4	$116.2
Net cash used in investing activities	(22.2)	(38.1)	(56.4)
Net cash (used in) provided by financing activities	(99.4)	(21.9)	6.2
Cash provided by operating activities
Operating activities for the year ended December 31, 2018 generated $124.3 million of cash compared to $110.4 million for the year ended December 31, 2017. The increase was primarily driven by a reduction in interest payments of approximately $13 million compared to the prior year. This reduction in interest payments is attributable to the timing of our interest payments under the 2017 Term Loan Facility as well as a reduction in the weighted-average indebtedness.
Operating activities for the year ended December 31, 2017 generated $110.4 million of cash compared to $116.2 million for the year ended December 31, 2016. The decrease was primarily driven by a reduction in working capital improvements when compared to the prior year.
Cash used in investing activities
Investing activities for the year ended December 31, 2018 used $22.2 million of cash compared to $38.1 million of cash for the year ended December 31, 2017. The improvement is due to a decrease in capital expenditures in 2018 combined with an increase in proceeds from disposals of property and equipment. During the year ended December 31, 2018, the Company received proceeds of $8.0 million from the sales of certain manufacturing equipment in the Company's Advanced Plastic Processing Equipment segment that we simultaneously leased back. During the year ended December 31, 2017, we completed the sale of our facility in Mechelen, Belgium generating approximately $3.0 million of net proceeds.
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
Cash (used in) provided by financing activities
Financing activities for the year ended December 31, 2018 used $99.4 million compared to using $21.9 million for the year ended December 31, 2017. During the year ended December 31, 2018, cash was used primarily for our voluntary $100.0 million of principal payments on the 2017 Term Loan Facility. During the year ended December 31, 2017, cash was used primarily for an $18.0 million premium paid and other debt refinancing costs incurred in connection with the debt refinancing activity during the first and fourth quarters of 2017. These outflows were partially offset by proceeds received in connection with the Company's lease financing transaction during the second quarter of 2017 and from the exercise of stock options.
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
Excluding unamortized discount and debt issuance costs, total debt was $843.6 million at December 31, 2018 compared to $945.1 million at December 31, 2017. Total debt at December 31, 2018 included $837.5 million outstanding on the 2017 Term Loan Facility while the ABL Facility was undrawn except for letter of credit issuances.

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. On April 27, 2018, the ABL Facility was amended and restated to reduce each of the applicable margins in determining the interest rates on loans by 0.50% per annum, reduce the unused line fee by 0.125% per annum, extend the maturity date to April 27, 2023 and reallocate $5.0 million of availability under the ABL Facility from the German sub-facility to the U.S. sub-facility. The covenants and other terms of the ABL Facility were not significantly changed. We had approximately $34.7 million of letters of credit outstanding as of December 31, 2018.
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
Description of Other Debt
At December 31, 2018, we had approximately $0.3 million in capital lease obligations outstanding as well as $5.8 million of borrowings under certain lines of credit. We also had approximately $2.8 million of outstanding letters of credit and other commitments related to these facilities at December 31, 2018.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018:

	Total	2019	2020 - 2021	2022 - 2023	Beyond 2023
	(in millions)
2017 Term Loan Facility	$837.5	$—	$—	$837.5	$—
Interest on long term debt (a)	202.3	42.6	85.2	74.5	—
Capital lease obligations and other	0.3	0.1	0.2	—	—
Estimated pension benefit payments (b)	12.7	1.0	2.2	2.4	7.1
Operating leases	28.4	8.9	10.6	6.0	2.9
Total (c)	$1,081.2	$52.6	$98.2	$920.4	$10.0

(a) Amounts include contractual interest payments using the interest rates as of December 31, 2018 applicable to our variable-rate debt and stated fixed interest rates for fixed-rate debt.
(b) Amounts include estimated pension benefit payments based on actuarial estimates and are estimated through 2028.
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
Revenue Recognition
We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration we expect to be entitled. In order to achieve that core principle, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the performance obligation is satisfied.
We consider customer purchase orders to be contracts with a customer. For each contract, we consider the promise to transfer products, each of which are distinct, to be the identified performance obligations. As our standard payment terms are less than one year, we have elected the practical expedient under Accounting Standards Codification 606-10-32-18 to not assess whether a contract has a significant financing component. We allocate the transaction price to each distinct product based on their relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment.
We continually evaluate the creditworthiness of our customers and enter into contracts only when collection of the sales price is reasonably assured. For sales of plastic processing equipment, customers are generally required to make substantial down payments prior to shipment which helps to ensure collection of the full price. The estimate of the allowance for doubtful accounts is our best estimate of the amount of probable credit loss in our existing accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts. We determine the allowance based upon an analysis of prior collection experience, specific customer creditworthiness and economic trends within the industries we serve. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation (e.g., bankruptcy filings), we record a specific reserve to reduce the receivable to the amount reasonably believed to be collected.

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
For all of our reporting units in 2018, we performed the aforementioned test whereby we compared the estimated fair value of the reporting unit to its carrying value, including goodwill. As the estimated fair value of each reporting unit exceeded the carrying value in 2018 and 2016, no impairment was recognized during the years ended December 31, 2018 and December 31, 2016. In 2017, the carrying value for one of our reporting units exceeded the estimated fair value and as a result a $1.4 million impairment was recognized during the year ended December 31, 2017 within the APPT segment. The estimated fair value of all reporting units is determined by using a discounted cash flow approach, with an appropriate risk adjusted discount rate, and a market approach. The significant estimates and assumptions utilized in determining the estimated fair value of each reporting unit included projected sales growth, operating earnings rates, working capital requirements, capital expenditures, terminal growth rates, discount rates per reporting unit and the selection of peer company multiples. We also used comparable market earnings multiple data to corroborate our reporting unit valuation. Due to the historical and projected performance of all other reporting units, we believe that it is more likely than not that the fair value of this reporting unit exceeds the carrying amount, unless future sales and cash flow projections differ significantly from our current estimates as a result of unforeseen circumstances or if the assumed weighted-average cost of capital were to become substantially higher in future periods.
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

Defined Benefit Pension Plans
The determination of pension obligations and the related pension expense or credits to operations for our defined benefit plans (“Plans”) involves significant estimates. The most significant estimate is the discount rate used to calculate the actuarial present value of benefit obligations for each Plan. Accumulated and projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. The weighted-average discount rates for our Plans at December 31, 2018, 2017 and 2016 were 1.87%, 1.80% and 2.71%, respectively. We evaluate the discount rates for our Plans at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
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

At December 31, 2018, as a result of an updated analysis of future cash needs in the U.S. and opportunities for investment outside the U.S., we assert that all foreign earnings will be indefinitely reinvested with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. We will continue to monitor our assertion related to investment of foreign earnings. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on our consolidated financial statements.
On December 22, 2017, the Tax Act was enacted that institutes fundamental changes to the taxation of multinational corporations. The Tax Act reduces the corporate tax rate to 21%, repeals the alternative minimum tax, limits the interest deduction, enhances the expensing of capital investments, implements a dividend exemption system, eliminates the deferral of foreign earnings, provides a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. As part of the transition to the new tax system, the Tax Act imposes a one-time transition tax on historical undistributed earnings of foreign affiliates through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Act also require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During the year ended December 31, 2018, the Company recognized incremental U.S. taxable income as a result of the GILTI provisions and expects similar results in the future. The Financial Accounting Standards Board states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize tax expense related to GILTI in the period incurred.

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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. During the years ended December 31, 2018, 2017 and 2016, approximately 57%, 57% and 53% of our sales were attributable to our operations outside of the United States, respectively. Approximately 50% of sales in fiscal 2018 were typically denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our senior secured asset-based revolving credit facility ("ABL Facility") and our senior secured term loan facility due September 2023 ("2017 Term Loan Facility"), are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At December 31, 2018 and 2017, we had $6.5 million and $5.1 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to four months. At December 31, 2018, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.3 million and at December 31, 2017, the net fair value of financial instruments with exposure to foreign currency risk was insignificant. The fair value of these financial instruments would hypothetically decrease by $0.4 million and $0.5 million as of December 31, 2018 and 2017, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Our investments and loans to our foreign operations create additional foreign currency exposure. In November 2018, we entered into a cross-currency interest rate swap agreement that will mature on September 28, 2023, with an aggregate notional amount of $85.8 million to manage foreign currency risk by effectively converting a portion of the Company's variable rate U.S. dollar-denominated debt, including the monthly interest rates thereunder, to fixed rate Euro-denominated debt of €75.0 million. This cross-currency interest rate swap agreement is designated as a hedge of a portion of our net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. In addition to managing foreign currency exchange rate risk, the interest rate swap component of this transaction also manages interest rate risk for the Company by fixing the interest rate on a portion of the Company's debt outstanding under the 2017 Term Loan Facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The interest rate swap provides for the Company to pay a fixed rate of 0.05% plus the loan spread for the term and debt hedged. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. dollar exchange rates are recorded as foreign currency translation adjustments within accumulated other comprehensive income (loss).
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, our 2017 Term Loan Facility and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.25% to 1.75% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.25% to 0.75% per annum, based on availability. Interest on the 2017 Term Loan Facility accrues, at our option, equal to either (i) the published LIBOR rate, plus a margin of 2.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 2.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus 1.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 1.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum. In no event will the LIBOR rate be less than 0.00% at any time. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $3.5 million for each 1.00% increase in interest rates.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm..............................................................................	51
Consolidated Balance Sheets as of December 31, 2018 and 2017....................................................................	52
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016...................	53
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016.............................................................................................................................................................	54
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016...	55
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016..................	56
Notes to Consolidated Financial Statements......................................................................................................	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Milacron Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Milacron Holdings Corp. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

Cincinnati, Ohio
February 28, 2019

MILACRON HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$184.0	$187.9
Accounts receivable, less allowance for doubtful accounts of $5.5 and $6.5 at December 31, 2018 and 2017, respectively	152.8	186.3
Inventories, net:
Raw materials	81.2	90.2
Work-in-process	50.5	56.0
Finished products	126.1	121.7
Total inventories	257.8	267.9
Prepaid and other current assets	60.2	62.8
Total current assets	654.8	704.9
Property and equipment, net	241.0	260.8
Goodwill	513.8	535.1
Intangible assets, net	293.8	332.4
Other noncurrent assets	29.1	25.6
Total assets	$1,732.5	$1,858.8
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$5.8	$7.4
Long-term debt and capital lease obligations due within one year	0.1	9.4
Accounts payable	122.9	121.6
Advanced billings and deposits	44.5	62.8
Accrued salaries, wages and other compensation	25.9	29.7
Other current liabilities	67.2	75.7
Total current liabilities	266.4	306.6
Long-term debt and capital lease obligations, less unamortized discount and debt issuance costs	829.0	916.4
Deferred income tax liabilities	57.5	60.4
Accrued pension liabilities	27.6	30.9
Other noncurrent accrued liabilities	25.2	23.8
Total liabilities	1,205.7	1,338.1
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 70,726,800 issued and 70,454,138 outstanding as of December 31, 2018; 69,644,918 issued and outstanding as of December 31, 2017	0.7	0.7
Capital in excess of par value	693.5	675.9
Treasury stock - at cost; 272,662 shares as of December 31, 2018; none as of December 31, 2017	(3.5)	—
Retained deficit	(29.0)	(70.5)
Accumulated other comprehensive loss	(134.9)	(85.4)
Total shareholders’ equity	526.8	520.7
Total liabilities and shareholders’ equity	$1,732.5	$1,858.8
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share data)
Net sales	$1,258.2	$1,234.2	$1,166.7
Cost of sales	855.6	852.3	770.9
Manufacturing margins	402.6	381.9	395.8
Operating expenses:
Selling, general and administrative expenses	245.0	252.9	251.7
Amortization expense	26.5	28.7	31.3
Loss (gain) on currency translation	2.8	(7.3)	(3.3)
Other expense, net	21.7	18.5	9.8
Total operating expenses	296.0	292.8	289.5
Operating earnings	106.6	89.1	106.3
Interest expense, net	43.0	44.5	60.9
Loss on debt extinguishment	1.2	25.2	—
Other non-operating expenses	0.9	1.1	0.7
Earnings before income taxes	61.5	18.3	44.7
Income tax expense	20.0	17.2	14.2
Net earnings	$41.5	$1.1	$30.5
Earnings per share:
Basic	$0.60	$0.02	$0.45
Diluted	$0.58	$0.02	$0.43
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net earnings	$41.5	$1.1	$30.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(54.2)	71.7	(45.5)
Unrecognized pension plan gain (loss)	2.0	0.1	(2.7)
Unrealized gain (loss) on hedging activities	2.7	0.7	(0.6)
Total other comprehensive (loss) income, net of tax	(49.5)	72.5	(48.8)
Comprehensive (loss) income	$(8.0)	$73.6	$(18.3)
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock (Shares)	Common Stock	Capital In Excess of Par Value	Treasury Stock (Shares)	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Totals
	(in millions, except share data)
Balance at December 31, 2015	67,296,678	$0.7	$648.7	—	$—	$(99.4)	$(109.1)	$440.9
Stock-based compensation activity	1,176,883	—	12.3	—	—	—	—	12.3
Net earnings	—	—	—	—	—	30.5	—	30.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48.8)	(48.8)
Balance at December 31, 2016	68,473,561	0.7	661.0	—	—	(68.9)	(157.9)	434.9
Adjustment to adopt new accounting standards	—	—	0.8	—	—	(2.7)	—	(1.9)
Balance at January 1, 2017	68,473,561	0.7	661.8	—	—	(71.6)	(157.9)	433.0
Stock-based compensation activity	1,171,357	—	14.1	—	—	—	—	14.1
Net earnings	—	—	—	—	—	1.1	—	1.1
Other comprehensive income, net of tax	—	—	—	—	—	—	72.5	72.5
Balance at December 31, 2017	69,644,918	0.7	675.9	—	—	(70.5)	(85.4)	520.7
Stock-based compensation activity	1,081,882	—	17.6	—	—	—	—	17.6
Purchase of treasury stock	—	—	—	(272,662)	(3.5)	—	—	(3.5)
Net earnings	—	—	—	—	—	41.5	—	41.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(49.5)	(49.5)
Balance at December 31, 2018	70,726,800	$0.7	$693.5	(272,662)	$(3.5)	$(29.0)	$(134.9)	$526.8
See accompanying notes.

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Operating activities
Net earnings	$41.5	$1.1	$30.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56.1	58.6	59.9
Unrealized loss (gain) on currency translation of intercompany advances	3.6	(8.7)	(1.6)
Amortization of debt issuance costs and discount	2.9	3.0	3.8
Loss on debt extinguishment	1.2	25.2	—
Other non-cash asset impairment	—	—	1.6
Goodwill impairment	—	1.4	—
Property and equipment impairment	3.6	—	—
Inventory write-down	8.8	7.7	—
Non-cash stock-based compensation expense	11.5	8.8	5.3
Deferred income taxes	(7.5)	(8.4)	(8.6)
Changes in assets and liabilities:
Accounts receivable	26.9	8.0	16.2
Inventories	(6.7)	(11.9)	(16.0)
Prepaid and other current assets	4.2	(9.9)	(8.9)
Accounts payable	4.5	24.6	12.5
Advanced billings and deposits	(17.0)	7.8	13.9
Other current liabilities	(9.7)	(2.7)	1.8
Other noncurrent assets	0.4	1.3	5.0
Other noncurrent accrued liabilities	—	4.5	0.8
Net cash provided by operating activities	124.3	110.4	116.2
Investing activities
Purchases of property and equipment	(31.3)	(39.8)	(57.3)
Proceeds from disposals of property and equipment	9.1	3.8	0.9
Acquisitions, net of cash acquired	—	(2.1)	—
Net cash used in investing activities	(22.2)	(38.1)	(56.4)
Financing activities
Proceeds from issuance of long-term debt (original maturities longer than 90 days)	—	1,016.3	—
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(100.0)	(1,025.6)	(0.8)
Net decrease in short-term borrowings (original maturities of 90 days or less)	(1.2)	(0.1)	—
Debt extinguishment costs	—	(18.0)	—
Proceeds from exercise of stock options	6.1	5.3	7.0
Purchase of treasury stock	(3.5)	—	—
Proceeds from lease financing transaction	—	10.9	—
Debt issuance costs	(0.8)	(10.7)	—
Net cash (used in) provided by financing activities	(99.4)	(21.9)	6.2
Effect of exchange rate changes on cash	(6.6)	7.3	(3.3)
(Decrease) increase in cash and cash equivalents	(3.9)	57.7	62.7
Cash and cash equivalents at beginning of year	187.9	130.2	67.5
Cash and cash equivalents at end of year	$184.0	$187.9	$130.2

MILACRON HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$43.1	$56.3	$58.6
Income taxes, net	$29.7	$26.2	$24.6
Significant non-cash transactions:
Accrued expenditures for property and equipment at December 31	$3.4	$2.5	$5.2
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2018 and 2017 and for the
Years Ended December 31, 2018, 2017 and 2016
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
Foreign Currency
Assets and liabilities of the Company’s non-U.S. operations, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange during the period. Net exchange gains or losses resulting from such translation are included in accumulated other comprehensive loss, a component of shareholders’ equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement date. Intercompany foreign currency transactions, including intercompany advances, that are not long-term in nature are recorded within loss (gain) on currency translation within the Consolidated Statements of Operations.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

During 2017, the Company entered into an accounts receivable factoring agreement to sell certain unsecured receivables in the U.S., without recourse, to an unrelated third-party financial institution. During 2018, the Company entered into an accounts receivable factoring agreement to sell certain unsecured receivables in China, without recourse, to an unrelated third-party financial institution. Under the terms of the agreements, the Company retains no rights or interest and has no obligations with respect to the receivables. As such, the factoring under these arrangements is accounted for as a sale. The Company sold $31.1 million and $5.7 million of receivables during the years ended December 31, 2018 and 2017, respectively. The receivables sold under these agreements were recorded as a reduction of accounts receivable and proceeds as cash provided by operating activities.
Inventories
Inventories consist of metalworking fluids and chemicals, machinery parts and supplies, and machines and components manufactured or in the process of assembly. Inventories are stated at net realizable value. The principal methods of determining costs are average or standard costs, which approximate the first-in, first-out method.
Inventories are recorded net of reserves for obsolescence of $39.4 million and $32.6 million at December 31, 2018 and 2017, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on age, saleability and market conditions. The Company recorded $8.8 million of inventory write-downs during the year-ended December 31, 2018, primarily related to actions resulting from restructuring initiatives and certain discontinued product lines.
Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt and amortizes these costs over the lives of the debt instruments using the effective interest method or the straight-line method based on the terms of the underlying debt instrument. These costs are recorded as debt issuance costs as a direct reduction from the carrying amount of the corresponding debt liability in the accompanying Consolidated Balance Sheets and the related amortization of debt issuance costs is included within interest expense, net within the Consolidated Statements of Operations and amounted to $2.3 million, $2.4 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs.
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
Property and equipment consist of the following as of:

	December 31,
	2018	2017
	(in millions)
Land	$24.6	$30.2
Buildings	112.7	117.0
Machinery and equipment	260.3	249.9
	397.6	397.1
Accumulated depreciation	(156.6)	(136.3)
	$241.0	$260.8

The Company recorded depreciation expense of $29.6 million, $29.9 million and $28.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company allocates depreciation expense to cost of sales and selling, general and administrative expense as appropriate.

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
The Company performs an annual impairment test on all existing goodwill and other indefinite-lived assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company tested goodwill for impairment based on its identified reporting units.
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
The Company performed a quantitative impairment test for all reporting units as of October 1, 2018. The Company’s determination of estimated fair value of each reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies in the reporting unit’s peer group. The market approach requires significant judgment regarding the selection of guideline companies. Under the income approach, value is determined based upon the estimate of future positive cash flows to be derived from ownership. The income approach requires significant judgment including estimates about future cash flows and risk-adjusted discount rates. A combination of the methodologies is used and weighted appropriately for each reporting unit.
The Company also tests its indefinite-lived intangible assets, consisting of trademarks, for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates.
The Company's annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charge being recognized in 2018 and 2016. In 2017, the annual impairment test resulted in a goodwill impairment charge of $1.4 million. For further information on goodwill and other intangible assets, see Note 3.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

During the fourth quarter of 2018, the Company recognized a $3.3 million impairment charge due to excess manufacturing capacity at one of its facilities located in Europe. The facility’s assets are recorded within the Company's APPT segment and the impairment charge is recorded within other expense, net within the Consolidated Statements of Operations.
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
The Company considers customer purchase orders to be contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. As the Company's standard payment terms are less than one year, the Company has elected the practical expedient under Accounting Standards Codification ("ASC") 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company's performance obligation is satisfied), which typically occurs at shipment.
Appropriate allowances for returns are recorded at the time revenue is recognized. The Company continually evaluates the creditworthiness of its customers and enters into sales contracts only when collection of the sales price is reasonably assured. For sales of plastic processing machinery, customers are generally required to make substantial down payments prior to shipment, which helps to ensure collection of the full price. These down payments are classified within advanced billings and deposits on the Consolidated Balance Sheets.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Advertising Costs
Advertising costs are charged to expense as incurred and include amounts related to participation in trade shows. The Company incurred advertising costs of $7.2 million, $3.5 million and $5.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Warranty Costs
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and these estimates are based on historical warranty claim experience, with subsequent adjustments for ongoing claims exposure. The reserve for estimated warranty costs is included in other current liabilities in the accompanying Consolidated Balance Sheets.
The following table summarizes changes in the Company’s warranty reserves:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Balance at the beginning of year	$9.9	$8.7	$8.3
Warranty expense	13.2	16.6	13.0
Warranty claims paid	(13.8)	(16.0)	(12.5)
Foreign currency translation adjustments	(0.5)	0.6	(0.1)
Balance at the end of year	$8.8	$9.9	$8.7

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
Research and Development
Expenditures for research and development are expensed as incurred and included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company incurred research and development expenses of $13.8 million, $17.1 million and $21.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Derivative Financial Instruments
The Company’s risk management strategy includes the use of derivative instruments, specifically foreign currency forward exchange contracts, interest rate swaps and cross-currency interest rate swaps, to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates and interest rates, respectively. The Company recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at their respective estimated fair values. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated, and is highly effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Changes in the fair value of derivative instruments that are highly effective and designated as cash flow hedges are reported as a component of other comprehensive income (loss) ("OCI") and reclassified into earnings in the same line-item associated with the forecasted transaction and in the same period during which the hedged transaction impacts earnings.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09, as further amended, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. ASU 2014-09 was effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption - retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method, which did not result in an adjustment to equity. The Company's sales transactions generally consist of a single performance obligation to transfer promised goods or services.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 clarifies the classification of certain cash receipts and cash payments within the statement of cash flows to reduce diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company elected to early adopt ASU 2016-15 as of January 1, 2017 which was required to be adopted retrospectively. As a result, the Company has classified debt extinguishment costs paid as a financing activity within the Company's Consolidated Statements of Cash Flows.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs ("ASU 2017-07"). ASU 2017-07 requires the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated statements of operations; however, the other components of net benefit cost are required to be presented outside of operating income within the consolidated statements of operations. ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 and the Company adopted the accounting standard update as of January 1, 2018. The other components of net benefit cost of $0.9 million, $1.1 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, are presented in a separate line outside of operations within the Consolidated Statements of Operations. The Company has retrospectively applied the change in accounting principle to all periods presented. The adoption of this standard update had no other effect on the Consolidated Financial Statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging ("ASU 2017-12"), which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt ASU 2017-12 in the fourth quarter of 2018 and the adoption did not have a material impact on the Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The Company will adopt ASU 2016-02 effective January 1, 2019 using a modified retrospective method. Under the modified retrospective approach, the Company will not adjust its comparative period financial information or make new lease disclosures for periods before the effective date. As permitted under the guidance, the Company plans to elect the package of practical expedients and will carry forward the assessment of whether contracts contain or are leases and the classification of leases. Based on the Company's portfolio of leases at December 31, 2018, approximately $38.0 million to $40.0 million of lease assets and liabilities will be recognized on the balance sheet upon adoption, primarily relating to the Company's leased manufacturing facilities and vehicles. The Company is substantially complete with its implementation efforts.
Reclassifications
Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year's presentation.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Revenue (continued)

The following table provides information about disaggregated revenue by primary geographical and end markets, and includes a reconciliation of the disaggregated revenue with reportable segments:

	Year Ended December 31, 2018
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$429.6	$142.8	$51.8	$624.2
Europe	67.9	124.1	50.3	242.3
China	17.3	121.2	14.0	152.5
India	114.3	15.1	1.3	130.7
Other	48.1	48.5	11.9	108.5
Total	$677.2	$451.7	$129.3	$1,258.2

End markets:
Automotive	$88.6	$83.2	$29.4	$201.2
Packaging	146.4	43.3	0.2	189.9
Consumer goods	85.2	72.6	5.9	163.7
Electronics	44.6	48.6	6.4	99.6
Medical	25.1	30.3	0.8	56.2
Construction	91.9	1.6	—	93.5
Custom molders	80.2	36.6	—	116.8
Industrial machinery and other	115.2	135.5	86.6	337.3
Total	$677.2	$451.7	$129.3	$1,258.2

We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to receive consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract.
Significant changes in the contract liabilities balances during the year ended December 31, 2018 are as follows:

Year Ended December 31, 2018
(in millions)
Balance at beginning of period	$62.8
Additional advanced billings and deposits received	368.3
Revenue recognized	(381.1)
Foreign currency translation adjustments and other	(5.5)
Balance at end of period	$44.5

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
The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Revenue (continued)

As permitted by Topic 606, the Company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
3. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the years ended December 31, 2018 and 2017:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2016	$37.0	$424.0	$46.9	$—	$507.9
Goodwill impairment	(1.4)	—	—	—	(1.4)
Foreign currency translation adjustments	—	28.6	—	—	28.6
Balance at December 31, 2017	35.6	452.6	46.9	—	535.1
Foreign currency translation adjustments	—	(21.3)	—	—	(21.3)
Balance at December 31, 2018	$35.6	$431.3	$46.9	$—	$513.8
There were no goodwill impairment charges recognized during the years ended December 31, 2018 and 2016. The Company completed its annual impairment test in the fourth quarter of 2017, which indicated the fair value of each reporting unit was substantially above its respective carrying value, including goodwill, with the exception of one reporting unit, which is part of the Advanced Plastic Processing Technologies segment. The Company used a combination of the income approach and market approach to determine the fair value of the reporting unit which was negatively impacted by lower operating results leading the Company to exit a product line within the reporting unit. The exit of this product line resulted in lower forecasted revenue and profitability. Accordingly, the Company recorded a goodwill impairment charge of $1.4 million, representing all of the reporting unit's goodwill, in 2017 which is included in other expense, net in the Consolidated Statements of Operations. Accumulated goodwill impairment was $1.4 million at December 31, 2018 and 2017.

The following table summarizes the Company’s other intangible assets at December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$41.8	$25.4	$16.4
Technology	112.4	54.5	57.9
Customer relationships	227.8	144.0	83.8
Total intangible assets subject to amortization	382.0	223.9	158.1
Trademarks, not subject to amortization	135.7	—	135.7
Total	$517.7	$223.9	$293.8

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
Consolidated amortization expense related to intangible assets subject to amortization was $26.5 million, $28.7 million and $31.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated annual amortization expense for intangible assets subject to amortization over the next five years is as follows: $21.1 million in 2019, $18.2 million in 2020, $16.4 million in 2021, $14.5 million in 2022 and $13.0 million in 2023.
4. Income Taxes
The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
United States	$(2.7)	$(0.4)	$—
State and local	0.3	0.3	0.4
Foreign	29.9	25.7	22.4
Total current	27.5	25.6	22.8
Deferred:
United States	(3.5)	(10.9)	0.5
State and local	(0.3)	0.1	(0.1)
Foreign	(3.7)	2.4	(9.0)
Total deferred	(7.5)	(8.4)	(8.6)
Total income tax expense	$20.0	$17.2	$14.2

The following sets forth the amount of earnings (loss) before income taxes:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Earnings (loss) before income taxes:
United States	$(25.5)	$(62.5)	$(30.7)
Rest of the world	87.0	80.8	75.4
	$61.5	$18.3	$44.7

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

The Company’s effective income tax rate differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Income tax expense computed at U.S. federal statutory rate	$12.9	$6.4	$15.7
Foreign withholding tax	5.4	8.3	3.9
State and local income taxes, net of federal benefit	—	0.2	0.2
Foreign tax differential	2.0	(9.8)	(9.1)
Change in tax rates	0.2	(4.6)	(1.9)
Change in valuation allowances	(5.3)	11.2	0.2
Uncertain tax positions	0.8	0.2	0.7
Dividend elimination, subpart F and special charges	6.3	0.4	3.1
Other permanent differences	(0.6)	(0.6)	1.5
Tax credits	(1.2)	(2.5)	(2.1)
Adjust deferred taxes	0.1	0.5	0.2
Share-based compensation	(0.1)	(0.1)	0.9
Deferred transition tax	—	6.5	—
Other	(0.5)	1.1	0.9
Income tax expense	$20.0	$17.2	$14.2
The Company’s effective tax rate can vary significantly from the U.S. federal statutory rate primarily due to the level and mix of income among domestic and foreign jurisdictions and the creation and release of valuation allowances. During the year ended December 31, 2018, the effective tax rate varied from the U.S. federal statutory rate as the Company made a policy election to utilize existing indefinite-lived deferred tax liabilities as a source of income for indefinite-lived deferred tax assets related to net operating losses and deferred interest deductions resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). In conjunction with this election, the Company reversed $6.4 million in valuation allowances previously recorded against the deferred tax assets. In 2017, the effective tax rate varied from the U.S. federal statutory rate due to a net $8.9 million benefit resulting from the enactment of the Tax Act. In 2016, the effective tax rate varied from the U.S. federal statutory rate due to a benefit of $1.9 million related to a three-year reduced statutory tax rate at one of the Company’s non-U.S. subsidiaries. The reduction in the statutory rate is effective through December 31, 2018 and is expected to be renewed for a successive three-year period, although there can be no guarantees that the tax authority will accept the Company’s application.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

Significant components of net deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in millions)
Deferred tax assets:
Net operating loss and other deferred carryforwards	$73.7	$81.6
Tax credit carryforwards	7.9	15.9
Inventories	6.4	6.3
Employee benefits	10.9	12.0
Accrued liabilities and other	11.4	6.4
Total deferred tax assets	110.3	122.2
Less valuation allowances	(64.3)	(79.8)
Deferred tax assets, net of valuation allowances	46.0	42.4
Deferred tax liabilities:
Goodwill and other intangible assets	62.8	68.1
Property and equipment	12.8	11.3
Withholdings taxes / undistributed non-U.S. earnings	7.8	8.4
Total deferred tax liabilities	83.4	87.8
Net deferred tax liabilities	$(37.4)	$(45.4)
Deferred income taxes reflect the net effects of temporary differences between the carrying values of assets and liabilities and the tax basis of the assets and liabilities. In jurisdictions for which the Company has net deferred tax assets, these amounts are recorded in other noncurrent assets in the Consolidated Balance Sheets.
At December 31, 2018, the Company had non-U.S. net operating loss carryforwards, principally in The Netherlands, Germany, Italy and Belgium, totaling $168.2 million, $23.5 million of which will expire between 2020 and 2038. The remaining $144.7 million of non-U.S. net operating losses existing at December 31, 2018 have an indefinite carryforward period. In 2018, the Company utilized $2.6 million of prior non-U.S. net operating loss carryforwards from 2017 and earlier to reduce cash taxes by $0.7 million.
At December 31, 2018, the Company had estimated U.S. net operating loss carryforwards totaling $107.3 million, which are scheduled to expire beginning in 2029. As of December 31, 2018, the Company has determined that it has experienced multiple ownership changes under Internal Revenue Code Section 382 in prior years. During the year ended December 31, 2018, the Company completed a formal study and determined the usage of the Company's U.S. net operating losses are limited due to ownership changes that occurred in 2015 and 2017. The annual limitation did not increase U.S. cash taxes or income tax expense for the year ended December 31, 2018. In 2018, the Company utilized $14.9 million of U.S. net operating loss carryforwards from 2017 and earlier to reduce cash taxes by $3.1 million.
At December 31, 2018, the Company had tax credit carryovers, principally in the U.S. and Canada, totaling $7.9 million, $4.6 million of which will expire between 2019 and 2037. The remaining $3.3 million of tax credit carryovers have an unlimited life.
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

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Act was signed into law and it institutes fundamental changes to the taxation of multinational corporations. The Tax Act reduces the corporate tax rate to 21%, repeals the alternative minimum tax, limits the interest deduction, enhances the expensing of capital investments, implements a dividend exemption system, eliminates the deferral of foreign earnings, provides a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. As part of the transition to the new tax system, the Tax Act imposes a one-time transition tax on historical undistributed earnings of foreign affiliates through the year ended December 31, 2017. SEC Staff Accounting Bulletin No. 118, issued in late December 2017, provides that the Company has one year to complete the accounting for the impact of the Tax Act and as of December 31, 2017 the Company has recorded a provisional estimate. Although the Tax Act is generally effective January 1, 2018, the Company is required to calculate the effects of changes in tax rates and laws on deferred tax balances in 2017, the period in which the legislation was enacted. During the year ended December 31, 2018, the Company completed its determination of the accounting implications of the Tax Act on its tax balances. Changes to the estimated provisional effects of the Tax Act in the Consolidated Financial Statements as of December 31, 2017 are detailed below.

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
Elimination of Alternative Minimum Tax ("AMT") - For the year ended December 31, 2017, the Company recorded an income tax benefit of $6.7 million due to the elimination of the AMT. The Company reversed valuation allowances recorded against its AMT credit carryovers as provided in the rate reconciliation above. The Company expects to receive $3.2 million in refunds of AMT credit carryovers during 2019 with an additional $3.2 million in refunds to be received between 2020 and 2022.
Mandatory Transition Tax - For the year ended December 31, 2017, the Company recorded a provisional transition tax of $6.5 million. For the year ended December 31, 2018, the Company recognized an additional transition tax of $4.0 million. The Company utilized existing U.S. net operating loss carryovers in lieu of paying the transition tax over the next eight years. The additional transition tax had no impact on the Consolidated Financial Statements as the income tax expense of utilizing U.S. net operating losses was offset by the release of related valuation allowances.
Global Intangible Low-Taxed Income ("GILTI") - The GILTI provisions of the Tax Act also require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will have incremental U.S. taxable income as a result of the GILTI provisions beginning in 2018. The FASB states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize tax expense related to GILTI in the period incurred. For the year ended December 31, 2018, the Company recognized $23.4 million in GILTI income in determining its estimated U.S. taxable income. The recognition of this GILTI income during the year ended December 31, 2018 had no impact on the Consolidated Financial Statements as the income tax expense of utilizing U.S. net operating losses was offset by the release of related valuation allowances. The FASB states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company elects to recognize tax expense related to GILTI in the year it is incurred.
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
As of December 31, 2018, the Company has provided $7.8 million of deferred tax liabilities for withholding taxes on planned repatriations of foreign earnings.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)

Uncertain Tax Positions
The Company recorded a liability of $14.2 million and $11.0 million for uncertain tax positions as of December 31, 2018 and 2017, respectively, of which, $9.5 million and $9.7 million would impact the effective tax rate, net of valuation allowance, respectively. In the fourth quarter of 2018, the Company recorded an uncertain tax position of $3.4 million related to the Tax Act. There was no impact to the Company's Consolidated Financial Statements as the expense for the decrease in the U.S. net operating loss was offset by a corresponding decrease in the related valuation allowance. In July 2017, the Company received approval for a tax-neutral amalgamation of two of its subsidiaries in India, effective March 1, 2017. The Company’s position is that the amalgamation resulted in approximately $21.7 million of tax basis in goodwill which is amortizable for Indian statutory purposes. The Company has recorded an uncertain tax position of $7.1 million and $7.5 million for the Indian income tax effects of this position as it does not meet the more-likely-than-not recognition threshold under U.S. GAAP as of December 31, 2018 and 2017, respectively. The statute of limitations for tax positions in India is seven years.
From a combination of statute expirations and audit settlements in the next twelve months, the Company expects a $0.8 million decrease in the amount of unrecognized tax benefits. For the remaining balance as of December 31, 2018, it is reasonably possible there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues and reassessment of existing uncertain tax positions. However, the Company is not able to estimate the impact of these items at this time.
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
The Company’s policy is to recognize interest and penalties associated with unrecognized tax benefits within income tax expense within the Consolidated Statements of Operations. The Company recognized a $0.3 million liability for interest and penalties as of December 31, 2018. The Company had no liability recognized for interest and penalties at December 31, 2017.
The reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Balance as of beginning of year	$11.0	$3.2	$18.1
Additions for tax positions of prior years	2.6	—	—
Additions for tax positions of current year	0.6	7.9	0.8
Reductions due to lapse of statutes and settlements	—	(0.1)	(15.7)
Balance as of the end of year	$14.2	$11.0	$3.2
The following tax years remain subject to examinations by major tax jurisdictions:

Tax Years
Tax Jurisdiction:
United States	2015 - current
Germany	2012 - current
China	2015 - current
The Netherlands	2015 - current
Canada	2014 - current
India	2015 - current

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Debt
Debt for the Company consists of the following:

	December 31, 2018			December 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
Senior secured term loan facility due September 2023	$837.5	$8.7	$828.8	$937.5	$11.9	$925.6
Borrowings under other lines of credit	5.8	—	5.8	7.4	—	7.4
Capital lease obligations and other	0.3	—	0.3	0.2	—	0.2
	843.6	8.7	834.9	945.1	11.9	933.2
Less current portion	(5.9)	—	(5.9)	(16.9)	(0.1)	(16.8)
	$837.7	$8.7	$829.0	$928.2	$11.8	$916.4
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
The Company capitalized $4.6 million of deferred financing costs related to the issuance of the 2017 Term Loan Facility which are being amortized over the term of the loan using the effective interest rate method. The Company also capitalized an additional $0.8 million of deferred financing costs in relation to the re-pricing of the 2017 Term Loan Facility in November 2017. Deferred financing costs associated with the 2017 Term Loan Facility are netted against long-term debt in the accompanying Consolidated Balance Sheets and the related amortization expense is included in interest expense, net in the accompanying Consolidated Statements of Operations.
During 2018, the Company made voluntary principal payments totaling $100.0 million on the 2017 Term Loan Facility. As a result of these transactions, the Company recognized a loss on debt extinguishment of $1.2 million for the year ended December 31, 2018 related to the write-off of deferred financing costs associated with the 2017 Term loan Facility.
The Company was in compliance with all applicable covenants as of and for the years ended December 31, 2018 and 2017.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

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
Senior Unsecured Notes
On March 28, 2013, Milacron LLC and Mcron Financial Corp. issued $465.0 million aggregate principal amount of 7.75% Senior Unsecured Notes pursuant to an indenture, dated as of March 28, 2013.
In March 2016, the Company repurchased approximately $0.6 million of the Company's Senior Unsecured Notes on the open market at a discount to par. On February 15, 2017, the Company redeemed in the full the $464.4 million aggregate principal amount outstanding of the Senior Unsecured Notes.
ABL Facility
On April 30, 2012, Milacron Holdings Corp., Milacron LLC and certain subsidiaries entered into a new senior secured asset-based revolving credit facility (the "ABL Facility"). The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $60.0 million of loans thereunder, subject to a borrowing base and other limitations. The Company has the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions.
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
On March 28, 2013, the ABL Facility was amended to increase the maximum borrowings under the U.S. sub-facility from $60.0 million to $70.0 million and to allow for additional borrowings of up to $30.0 million under a Canadian sub-facility, subject to a borrowing base and other limitations. The covenants and other terms of the ABL Facility were not significantly changed. As a result of this modification, an additional $1.1 million of related costs were deferred and are being amortized over the term of the amended agreement. On March 17, 2014, the Company exercised its right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the program were not changed. On October 17, 2014, the ABL Facility was amended to add a $25.0 million German sub-facility and the term was reset to five years from the date of the amendment. The covenants and other terms of the ABL Facility were not materially changed. As a result of this modification, an additional $1.3 million of related costs were deferred and are being amortized over the term of the amended agreement. On May 14, 2015, the Company amended and restated the credit agreement governing the ABL Facility to conform certain terms in the credit agreement governing the ABL Facility to the terms contained in the credit agreement governing the New Term Loan Facility. On April 27, 2018, the ABL Facility was amended and restated to reduce each of the applicable margins in determining the interest rates on loans by 0.50% per annum, reduce the unused line fee by 0.125% per annum, extend the maturity date to April 2023 and reallocate $5.0 million of availability under the ABL Facility from the German sub-facility to the U.S. sub-facility. The covenants and other terms of the ABL Facility were not significantly changed. As a result of this modification, an additional $0.8 million of related costs were deferred and are being amortized over the term of the amended agreement. Deferred financing costs associated with the ABL Facility are recorded in other noncurrent assets in the accompanying Consolidated Balance Sheets and the related amortization expense is included in interest expense, net in the accompanying Consolidated Statements of Operations.
At December 31, 2018, $34.7 million of the ABL Facility was utilized, all of which represent letters of credit, with $52.3 million available under the facility. At December 31, 2017, $29.1 million of the ABL Facility was utilized, all of which represent letters of credit, with $64.9 million available under the facility. The Company is in compliance with all covenants as of and for the years ended December 31, 2018 and 2017.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Debt (continued)

Other Borrowings
The Company has other lines of credit and capital lease arrangements with various U.S. and non-U.S. banks totaling approximately $20.0 million and $23.2 million at December 31, 2018 and 2017, respectively. These credit facilities support letters of credit, guarantees and leases in addition to providing borrowings under varying terms. At December 31, 2018, $8.9 million was outstanding with $6.1 million representing borrowings and $2.8 million representing letters of credit and bank guarantees. At December 31, 2017, $10.1 million was outstanding with $7.6 million representing borrowings and $2.5 million representing letters of credit and bank guarantees. Approximately $11.1 million and $13.1 million were available to the Company under certain conditions under these lines at December 31, 2018 and 2017, respectively. The weighted-average interest rate on short-term borrowings was 5.44% at December 31, 2018 and 5.15% at December 31, 2017.
As of December 31, 2018, future minimum payments of the Company’s debt and capital lease arrangements are as follows (in millions):

2019	$0.1
2020	0.1
2021	0.1
2022	—
2023	837.5
At December 31, 2018, based on Level 2 inputs such as quoted market prices, the fair value of the 2017 Term Loan Facility was approximately $789.3 million. The carrying amount of the Company’s other debt approximates fair value.
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
The Company recorded expense of $3.9 million, $3.6 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Pension Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. Contributions to these plans are expected to approximate benefit payments.
Components of net periodic pension cost included in the accompanying Consolidated Statements of Operations were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Service costs	$0.4	$0.4	$0.4
Interest cost	0.7	0.7	0.8
Expected return on plan assets	(0.3)	(0.2)	(0.3)
Amortization of unrecognized losses	0.5	0.6	0.2
Pension expense	$1.3	$1.5	$1.1

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Employee Benefit Plans (continued)

The measurement date for all of the Company’s defined benefit pension plans is December 31. The funded status of the plans is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$38.6	$34.4	$31.6
Service cost	0.4	0.4	0.4
Interest cost	0.7	0.7	0.8
Benefits paid	(1.2)	(1.0)	(0.8)
Actuarial (gain) loss	(2.0)	(0.4)	5.3
Effect of pension plan curtailment	(0.4)	—	—
Foreign currency translation adjustments	(1.6)	4.5	(2.9)
Projected benefit obligation at end of year	$34.5	$38.6	$34.4
Change in plans assets:
Fair value of plan assets at beginning of year	$6.9	$5.9	$5.7
Employer contributions	0.1	0.2	0.5
Actual return on plan assets	(0.2)	0.5	1.0
Benefits paid	(0.4)	(0.3)	(0.1)
Foreign currency translation adjustments	(0.3)	0.6	(1.2)
Fair value of plan assets at end of year	$6.1	$6.9	$5.9
Underfunded status	$28.4	$31.7	$28.5
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2018	2017
	(in millions)
Current accrued pension liabilities	$0.8	$0.8
Noncurrent accrued pension liabilities	27.6	30.9
Accumulated other comprehensive loss	(5.2)	(7.2)
The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2019 is $0.3 million. The accumulated benefit obligation for the defined benefit plans was $34.2 million and $37.7 million at December 31, 2018 and 2017, respectively.
Estimated future benefit payments from the defined benefit plans, including the effects of future service, are as follows (in millions):

2019	$1.0
2020	1.1
2021	1.1
2022	1.2
2023	1.2
2024 – 2028	7.1

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Employee Benefit Plans (continued)

The following table presents the weighted-average actuarial assumptions used to determine pension cost for the Company’s defined benefit plans:

	Year Ended December 31,
	2018	2017	2016
Discount rate	1.87%	1.80%	2.71%
Expected long-term rate of return on plan assets	3.68%	3.69%	4.72%
Rate of expected increase in future compensation levels	3.56%	3.49%	3.45%
The following table presents the weighted-average actuarial assumptions used to determine the projected benefit obligation for the Company’s defined benefit plans:

	December 31,
	2018	2017
Discount rate	1.94%	1.75%
Rate of expected increase in future compensation levels	3.50%	3.43%
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
The following table sets forth the plans assets at fair value as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in millions)
Investments with fair values measured at net asset value:
Common/Collective trusts:
Equity	$2.9	$3.4
Corporate and government bonds	3.0	3.3
Cash equivalents and other	0.2	0.2
Total pension assets at fair value	$6.1	$6.9

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Shareholders’ Equity
At December 31, 2018 and 2017, the Company had 50,000,000 authorized preferred shares and 500,000,000 authorized common shares each with a par value of $0.01. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors.
In November 2018, the Company announced its Board of Directors approved a share purchase program, under which the Company may repurchase up to an aggregate amount of $125.0 million of its outstanding equity securities over a two-year period. The timing of share purchases pursuant to the program is dependent upon certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. In December 2018, the Company repurchased 272,662 common shares at an average price of $12.82 for a total cost of $3.5 million.
At December 31, 2018, the Company had 70,726,800 common shares issued and 70,454,138 common shares outstanding. At December 31, 2017, the Company had 69,644,918 common shares issued and outstanding. At December 31, 2018 and 2017, no preferred shares were issued or outstanding.
8. Net Earnings Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share (EPS) computations:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except share and per share amounts)
Numerator:
Net earnings applicable to common shareholders	$41.5	$1.1	$30.5
Denominator:
Denominator for basic EPS—weighted-average common shares	69,726,528	68,574,631	67,504,065
Dilutive effect of stock-based compensation arrangements	2,017,119	2,427,276	2,625,997
Denominator for diluted EPS—adjusted weighted-average common shares	71,743,647	71,001,907	70,130,062

Basic EPS	$0.60	$0.02	$0.45
Diluted EPS	$0.58	$0.02	$0.43

The diluted EPS calculation for the years ended December 31, 2018, 2017 and 2016 excludes the effect of 1.2 million, 1.6 million and 1.4 million outstanding stock options, respectively, as their effect is anti-dilutive. The diluted EPS calculation for the years ended December 31, 2018 and 2017 excludes the effect of 0.2 million and 0.1 million performance stock units, respectively, as the performance criteria had not yet been achieved. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive nonforfeitable dividends on the shares covered by the awards.
9. Stock-based Compensation
In June 2015, the Company's Board of Directors adopted the 2015 Equity Incentive Plan which became effective upon the pricing of the Company's initial public offering ("IPO"). The 2015 Equity Incentive Plan allows for the granting of stock options, stock appreciation rights ("SARs"), restricted stock awards, restricted stock units and other awards convertible into or otherwise based on shares of the Company's common stock. In April 2018, the Company's shareholders approved an amendment to the 2015 Equity Incentive Plan (collectively, the "2015 Plan") which increased the number of shares reserved under the 2015 Plan by 4,075,000. All stock-based awards granted post-IPO are granted under the 2015 Plan. The Company also sponsors an equity incentive plan (the "2012 Plan") which provides for the granting of similar awards. All awards granted under the 2012 Plan, with the exception of an insignificant number of options granted to certain non-employee directors vested upon the Company's IPO or shortly thereafter.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

Stock Options
Stock options, valued using a closed form option-pricing model, granted by the Company vest in equal annual increments over four years.
The models utilized to value the stock options granted require the input of certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company. The Company believes the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of the Company. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for the stock options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on its common stock.
There were no stock options granted during the year ended December 31, 2018. The key assumptions utilized in determining the fair value of the stock options granted during the years ended December 31, 2017 and 2016 are as follows for the various tranches:

	Time-Based Options
	Year Ended December 31,
	2017	2016
Assumptions:
Expected term (years)	6.25	6.25
Expected volatility	39.50%	42.00%
Risk-free interest rate	2.17%	1.59%
Expected dividend yield	—%	—%
For the stock option grants made during the years ended December 31, 2017 and 2016, the weighted-average strike price was $18.42 and $17.71, respectively. Additionally, all awards granted for the years presented expire ten years from the grant date.
The total fair value of the time-based stock options granted is being recognized into compensation expense over the requisite service period. For the years ended December 31, 2018, 2017 and 2016, compensation expense related to time-based options was $2.5 million, $3.4 million, and $3.5 million, respectively.
At December 31, 2018, the time-based stock options had unrecognized compensation expense related to nonvested options of $2.2 million which is expected to be recognized over a weighted-average remaining period of 1.6 years. Approximately $1.5 million is expected to be recognized into compensation expense in 2019 related to the time-based awards.
The following tables present combined stock option information under the 2012 Plan and the 2015 Plan as of and for the year ended December 31, 2018:

	Outstanding			Exercisable
Exercise Price	Options	Weighted- Average Remaining Contractual Term (In years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$6.64	2,536,104	4.1	$6.64	2,512,122	$6.64
$16.00 - $20.00	1,128,920	6.5	19.52	736,324	19.81
Total	3,665,024	4.8	$10.61	3,248,446	$9.63

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2017	4,670,897	$10.76
Exercised	(725,816)	8.34
Expired	(74,390)	19.41
Forfeited	(205,667)	18.87
Outstanding at December 31, 2018	3,665,024	$10.61	4.8	$13.3
Exercisable at December 31, 2018	3,248,446	$9.63	4.5	$13.2
The Company received cash proceeds from the exercise of stock options of $6.1 million, $5.3 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $8.8 million, $8.7 million and $10.0 million, respectively.
At December 31, 2018, there were 2,439,170 time-based stock options outstanding and the weighted-average grant-date fair value of time-based stock options granted during the years ended December 31, 2017 and 2016 was $7.75 and $7.62, respectively. At December 31, 2018, there were 1,225,854 performance-based stock options outstanding.
Stock Appreciation Rights
At December 31, 2018, there were 96,836 time-based SARs and 110,944 performance-based SARs vested and outstanding related to the 2012 Plan and 35,475 time-based SARs outstanding and 26,604 time-based SARs vested related to the 2015 Plan. The SARs granted under the 2012 Plan and 2015 Plan have strike prices of $6.64 and $20.00 per share, respectively, vest in equal increments over four years, will expire ten years from the date of grant and will only be settled in cash. At December 31, 2018, there was a liability balance of $1.2 million related to all SARs, which is reported in accrued salaries, wages and other compensation in the Company's Consolidated Balance Sheets. For the year ended December 31, 2018, the Company recorded a $1.8 million benefit related to SARs as a result of the reduction in the fair value of the SARs. For the years ended December 31, 2017 and 2016, the Company recorded compensation expense of $0.6 million and $1.8 million, respectively, related to SARs.
Restricted Stock Awards
In 2016, 180,571 shares of restricted common stock were granted with a weighted-average fair value of $15.86 per share that vest at the end of three years. In 2017, 435,824 shares of restricted common stock were granted with a weighted-average fair value of $18.14 per share that vest in equal increments over three years in tranches. In 2018, 368,436 shares of restricted common stock were granted with a weighted-average fair value of $20.82, of which, 28,372 shares vest in equal increments over two years in tranches and 340,064 shares vest in equal increments over three years in tranches. During the years ended December 31, 2018, 2017 and 2016, 149,026, 98,091 and 68,650 shares of restricted stock were forfeited, respectively. At December 31, 2018, there were 592,108 restricted stock awards outstanding and there is unrecognized compensation expense of $7.6 million associated with these awards which is expected to be recognized over a weighted-average period of 1.9 years. For the years ended December 31, 2018, 2017 and 2016, the Company recorded compensation expense of $4.6 million, $3.1 million and $1.4 million, respectively, and approximately $4.2 million is expected to be recognized into compensation expense in 2019.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-based Compensation (continued)

Restricted Stock Units
In 2016, 29,274 restricted stock units were granted with a fair value of $14.69 per share and vested one year from the date of grant. In 2017, 340,395 restricted stock units were granted with 33,051 vesting seven months from the grant date, 23,384 vesting one year from the date of grant and 283,960 vesting in equal increments over three years in tranches. In 2018, 243,895 restricted stock units were granted with 66,925 vesting one year from the date of grant, 14,400 vesting in equal increments over two years in tranches, 157,024 vesting in equal increments over three years in tranches and 5,546 vesting three years from the date of grant. The restricted stock units granted in 2018 and 2017 had a weighted-average fair value of $20.75 and $18.22 per share, respectively. During the years ended December 31, 2018 and 2017, 34,431 and 4,072 restricted stock units were forfeited, respectively. At December 31, 2018, there were 396,746 restricted stock units outstanding and there is unrecognized compensation expense of $4.0 million associated with these awards which is expected to be recognized over a weighted-average period of 1.8 years. For the years ended December 31, 2018, 2017 and 2016, the Company recorded compensation expense of $3.6 million, $2.0 million and $0.4 million, respectively, and approximately $2.4 million is expected to be recognized into compensation expense in 2019.
Performance Stock Units
In 2018 and 2017, the Company granted 140,535 and 87,202 performance stock units, respectively, with fair values of $20.92 and $18.42 per share, respectively. The performance stock units granted in 2017 contain a three-year performance period with a performance target based on return on invested capital and possible payouts ranging from 50% to 200% of the target awards. The performance stock units granted in 2018 contain a three-year performance period with performance targets based on adjusted EBITDA margin and free cash flow conversion and possible payouts ranging from 50% to 200% of the target awards. During the year ended December 31, 2018, 20,901 performance stock units were forfeited. The Company recorded compensation expense of $1.2 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively, and approximately $1.5 million is expected to be recognized into compensation expense in 2019. At December 31, 2018, there were 206,836 performance stock units outstanding with a total of $2.5 million of unrecognized expense which is expected to be recognized over a weighted-average period of 1.8 years.
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
Foreign Currency Forward Contracts
The Company regularly hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had no notional amounts of foreign currency forward exchange contracts denominated in these currencies outstanding at December 31, 2018 and $0.3 million at December 31, 2017.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was insignificant at December 31, 2017.
The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the year ended December 31, 2018, the Company recognized a gain of $0.2 million related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Consolidated Statements of Operations and are classified within loss (gain) on currency translation. The fair value of these derivative instruments not designated as hedges at December 31, 2018 was $0.3 million and is included in prepaid and other current assets in the Company's Consolidated Balance Sheets.
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
Cross-Currency Interest Rate Swap
In November 2018, the Company entered into a cross-currency interest rate swap agreement that will mature on September 28, 2023, with an aggregate notional amount of $85.8 million to manage foreign currency risk by effectively converting a portion of the Company's variable rate U.S. dollar-denominated debt, including the monthly interest rates thereunder, to fixed rate Euro-denominated debt of €75.0 million. This cross-currency interest rate swap agreement is designated as a hedge of a portion of our net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. dollar exchange rates are recorded as foreign currency translation adjustments within accumulated other comprehensive income (loss).
The following table provides the effect of the Company’s foreign currency forward contracts, interest rate swaps and cross-currency interest rate swaps designated as cash flow hedges on the Company’s Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
2018
Foreign exchange contract	$0.8	$0.6
Interest rate swaps	$3.5	$(0.2)
Cross-currency interest rate swaps	$(0.3)	$0.3
2017:
Foreign exchange contract	$(0.5)	$(1.1)
Interest rate swaps	$0.4	$—
2016:
Foreign exchange contract	$0.5	$1.1
All gains (losses) that are reclassified from accumulated other comprehensive income (loss) into income (effective portion) are classified in loss (gain) on currency translation or cost of sales within the Company's Consolidated Statements of Operations. The gains (losses) recognized related to the ineffective portion of the derivative instruments were immaterial for all periods presented. During the year ended December 31, 2018, the Company recorded a net gain of $0.6 million related to the settlement of forward exchange contracts which were designated as cash flow hedges. During the year ended December 31, 2017, the Company recorded net loss of $1.1 million related to the settlement of forward exchange contracts which were designated as cash flow hedges. During the year ended December 31, 2016, the Company recorded a net gain $1.1 million related to the settlement of forward exchange contracts which were designated as cash flow hedges.

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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 were as follows:

	Balance Sheet Location	Total	Level 1	Level 2	Level 3
		(in millions)
December 31, 2018
Interest rate swaps (asset position)	Prepaid and other current assets	$1.9	$—	$1.9	$—
Cross-currency interest rate swap (asset position)	Prepaid and other current assets	$1.9	$—	$1.9	$—
Interest rate swaps (asset position)	Other noncurrent assets	$2.5	$—	$2.5	$—
Cross-currency interest rate swaps (liability position)	Other current liabilities	$0.3	$—	$0.3	$—
Cross-currency interest rate swaps (liability position)	Other noncurrent accrued liabilities	$0.6	$—	$0.6	$—
December 31, 2017
Interest rate swaps (asset position)	Other noncurrent assets	$1.7	$—	$1.7	$—
Interest rate swaps (liability position)	Other current liabilities	$1.0	$—	$1.0	$—

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Foreign Currency Translation	Unrecognized Pension Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at December 31, 2015	$(104.5)	$(4.6)	$—	$(109.1)
Other comprehensive (loss) income before reclassifications	(45.5)	(2.9)	0.5	(47.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(1.1)	(0.9)
Other comprehensive (loss) income	(45.5)	(2.7)	(0.6)	(48.8)
Balance at December 31, 2016	(150.0)	(7.3)	(0.6)	(157.9)
Other comprehensive (loss) income before reclassifications	71.7	(0.5)	(0.2)	71.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	0.9	1.5
Other comprehensive income	71.7	0.1	0.7	72.5
Balance at December 31, 2017	(78.3)	(7.2)	0.1	(85.4)
Other comprehensive income (loss) before reclassifications	(54.2)	1.2	3.2	(49.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.5)	0.3
Other comprehensive (loss) income	(54.2)	2.0	2.7	(49.5)
Balance at December 31, 2018	$(132.5)	$(5.2)	$2.8	$(134.9)
The following table summarizes the reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2018, 2017 and 2016:

	Classification	Year Ended December 31,
	of Expense	2018	2017	2016
		(in millions)
Unrealized pension plan obligations:
Adjustment of pension plan obligations	(a)	$(0.9)	$(0.7)	$(0.2)
Tax benefit	(c)	0.1	0.1	—
Adjustment of pension plan obligations, net of tax		(0.8)	(0.6)	(0.2)
Derivative financial instruments:
Gain (loss) on derivative financial instruments	(b)	0.7	(1.1)	1.1
Tax benefit	(c)	(0.2)	0.2	—
Gain (loss) on derivative financial instruments, net of tax		0.5	(0.9)	1.1
Total reclassifications from accumulated other comprehensive income (loss)		$(0.3)	$(1.5)	$0.9

(a)	Amount is included in the calculation of pension cost within other non-operating expenses in the Company's Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and loss (gain) on currency translation in the Company's Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Company's Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring Reserves
2017 Actions
The Company recorded severance expense of $2.7 million during the year ended December 31, 2017 related to the elimination of certain positions with the Company's Advanced Plastic Processing Technologies and Corporate segments. These amounts are included within other expense, net in the Company's Consolidated Statements of Operations and were paid in cash by the end of 2018. The total remaining liability under these severance-related actions was $1.2 million as of December 31, 2017, and is included in other current liabilities in the Company's Consolidated Balance Sheets.

2016 Actions
On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic, U.S. and India. During the first quarter of 2018, the Company identified additional employees to be included within the Company's existing restructuring plan. As a result of these additions, as well as the impact of movements in foreign currency, the Company expects to incur total severance and other related costs of approximately $28.0 million to $29.0 million. Substantially all of these costs will result in future cash expenditures and are expected to be substantially complete by the first quarter of 2019. As the employees are required to render service in order to receive the termination benefits, the associated liability will be recognized ratably over the future service period. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $15.6 million, $8.9 million and $3.3 million of expense, respectively, and these amounts are included within other expense, net in the Company's Consolidated Statements of Operations. The total remaining liability related to this plan was $8.3 million as of December 31, 2018 and $11.1 million as of December 31, 2017.
In connection with the Company's organizational redesign initiatives in Europe, the Company has committed to a plan to sell three separate facilities, one located in Malterdingen, Germany, one located in Mechelen, Belgium and one located in Magenta, Italy. As of December 31, 2018, the Malterdingen, Germany facility met the held-for-sale criteria set forth in U.S. GAAP, resulting in the classification of $9.6 million of property and equipment as held-for-sale and is classified within prepaid and other current assets in the Consolidated Balance Sheets. During the year ended December 31, 2017, the Company closed the sale of the Mechelen, Belgium facility and proceeds from the sale were approximately $3.0 million. During the fourth quarter of 2016, the Company determined the Magenta, Italy facility no longer met the held-for-sale criteria as it was no longer probable it would be sold within one year which resulted in $5.5 million being reclassified to property and equipment. The Mechelen, Belgium facility is reported within the Melt Delivery and Control Systems segment and the Malterdingen, Germany and Magenta, Italy facilities are reported within the Advanced Plastic Processing Technologies segment.
13. Commitments and Contingencies
The Company is obligated under various non-cancelable operating leases for equipment and facilities, some of which contain renewal options. At December 31, 2018, future minimum lease commitments under non-cancelable operating leases were approximately $28.4 million with required payments of $8.9 million in 2019, $6.2 million in 2020, $4.4 million in 2021, $3.5 million in 2022, $2.5 million in 2023, and $2.9 million thereafter. The Company recorded $12.2 million, $11.8 million and $12.1 million of rent expense for the years ended December 31, 2018, 2017 and 2016, respectively.
In June 2017, the Company's wholly-owned subsidiary Mold-Masters (2007) Limited completed the sale of two properties ("Properties") in Halton Hills, Ontario, Canada for CAD $14.25 million, or approximately USD $10.7 million, and simultaneously entered into agreements to lease back the Properties. Due to the existence of a prohibited form of continuing involvement, the transactions did not qualify for sale-leaseback accounting and as a result have been accounted for as financing transactions under lease accounting standards. Under the financing method, the assets will remain on the Company's Consolidated Balance Sheets and the proceeds received from the transactions are reported as a financing obligation. The leases have fifteen year terms with a total of approximately CAD $16.7 million, or approximately USD $12.6 million, to be paid over the term of the leases in accordance with the base rent schedule included in the lease agreements. At December 31, 2018, the liability under the financing transactions was $10.1 million which is included in other current liabilities and other noncurrent accrued liabilities in the Consolidated Balance Sheets.

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
The following table summarizes total assets by segment:

	December 31, 2018	December 31, 2017
	(in millions)
Advanced Plastic Processing Technologies	$482.3	$524.8
Melt Delivery and Control Systems	1,030.6	1,104.5
Fluid Technologies	145.3	149.0
Corporate	74.3	80.5
Total assets	$1,732.5	$1,858.8

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Business Segment Information (continued)

The following table summarizes long-lived assets by segment:

	December 31, 2018	December 31, 2017
	(in millions)
Advanced Plastic Processing Technologies	$107.4	$123.5
Melt Delivery and Control Systems	109.6	113.3
Fluid Technologies	17.7	17.8
Corporate	6.3	6.2
Total long-lived assets	$241.0	$260.8
The following tables summarize segment information:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$677.2	$689.1	$663.9
Melt Delivery and Control Systems	451.7	423.9	389.9
Fluid Technologies	129.3	121.2	112.9
Total net sales to external customers	$1,258.2	$1,234.2	$1,166.7

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$28.6	$11.7	$35.6
Melt Delivery and Control Systems	95.8	102.5	91.4
Fluid Technologies	24.6	20.7	17.4
Corporate	(42.4)	(45.8)	(38.1)
Total operating earnings	$106.6	$89.1	$106.3
Capital expenditures:
Advanced Plastic Processing Technologies	$11.8	$14.1	$30.4
Melt Delivery and Control Systems	15.5	23.0	24.4
Fluid Technologies	2.1	2.1	1.8
Corporate	1.9	0.6	0.7
Total capital expenditures	$31.3	$39.8	$57.3
Depreciation and amortization:
Advanced Plastic Processing Technologies	$16.9	$19.1	$20.3
Melt Delivery and Control Systems	33.4	33.5	33.2
Fluid Technologies	4.4	4.9	5.5
Corporate	1.4	1.1	0.9
Total depreciation and amortization	$56.1	$58.6	$59.9

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Business Segment Information (continued)

The following tables summarize net sales to external customers and long-lived assets by geographic region:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales to external customers:
United States	$537.2	$532.6	$546.1
China	152.6	140.1	111.3
India	130.6	115.3	99.7
Rest of World	437.8	446.2	409.6
Total net sales to external customers	$1,258.2	$1,234.2	$1,166.7

	December 31, 2018	December 31, 2017
	(in millions)
Long-lived assets:
United States	$67.5	$67.9
China	48.4	48.1
India	37.9	27.5
Czech Republic	33.7	48.2
Canada	29.0	31.0
Rest of World	24.5	38.1
Total long-lived assets	$241.0	$260.8
15. Summarized Quarterly Financial Information (Unaudited)
Earnings per share for each quarter and year are calculated individually and may not sum to the total for the year.

	2018 Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Net sales	$310.4	$328.1	$308.3	$311.4	$1,258.2
Manufacturing margins	$103.9	$112.2	$102.6	$83.9	$402.6
Operating earnings	$23.1	$35.2	$33.2	$15.1	$106.6
Net earnings	$5.9	$14.9	$14.9	$5.8	$41.5
Basic EPS	$0.09	$0.21	$0.21	$0.08	$0.60
Diluted EPS	$0.08	$0.21	$0.21	$0.08	$0.58

	2017 Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Net sales	$285.4	$309.2	$314.7	$324.9	$1,234.2
Manufacturing margins	$93.8	$103.8	$98.7	$85.6	$381.9
Operating earnings	$20.0	$28.9	$29.8	$10.4	$89.1
Net (loss) earnings	$(24.6)	$10.1	$12.3	$3.3	$1.1
Basic EPS	$(0.36)	$0.15	$0.18	$0.05	$0.02
Diluted EPS	$(0.36)	$0.14	$0.17	$0.05	$0.02

MILACRON HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Subsequent Events
On January 31, 2019, the Company entered into an agreement to purchase a manufacturing facility located in Baden-Baden, Germany which was previously leased by the Company. The purchase price was €6.8 million, or approximately $7.8 million. In connection with this transaction, the Company has committed to a plan to sell the facility with the intention of entering into a corresponding new lease agreement.

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

Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Milacron Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited Milacron Holdings Corp.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Milacron Holdings Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
February 28, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item, not already provided herein under "Item 1 - Business - Executive Officers", will be included in the Company's 2019 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Company's 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information required by this item will be included in the Company's 2019 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Company's 2019 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the Company's 2019 Proxy Statement and is incorporated herein by reference.

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
Schedule II: Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Obligations	Deductions	Balance at End of Period
	(in millions)
Valuation allowance for deferred tax assets:
Year Ended December 31, 2018	$79.8	$6.1	$—	$(21.6)	$64.3
Year Ended December 31, 2017	77.7	26.8	—	(24.7)	79.8
Year Ended December 31, 2016	70.0	20.6	—	(12.9)	77.7
(a)(3) Exhibit Index
The following is an index of the exhibits included in this report:

Exhibit Number:

3.1	Second Amended and Restated Certificate of Incorporation of Milacron Holdings Corp. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on June 30, 2015).
3.2	Amended and Restated By Laws of Milacron Holdings Corp. (Incorporated by reference from Exhibit 3.2 to Form 8-K filed on June 30, 2015).
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

10.4#	Milacron Holdings Corp. Amended and Restated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.5 to Form S-1 filed on April 3, 2015).
10.5#	Milacron Holdings Corp. Amended and Restated 2015 Equity Incentive Plan (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 2, 2018).
10.6#	Milacron Holdings Corp. Annual Bonus Plan (Incorporated by reference from Exhibit 10.3 to Form 8-K filed on June 30, 2015).
10.7#	Employment Agreement between Milacron Holdings Corp. and Thomas Goeke (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed on June 11, 2015).
10.8#	Employment Agreement, dated as of April 25, 2014, between Milacron Intermediate Holdings Inc. and John Gallagher III (Incorporated by reference from Exhibit 10.8 to Form S-1/A filed on June 11, 2015).
10.9#	Employment Agreement, dated as of March 20, 2013, between Milacron UK Limited and Ron Krisanda (Incorporated by reference from Exhibit 10.9 to Form S-1/A filed on June 11, 2015).
10.10#	Offer Letter to Bruce Chalmers, dated October 30, 2013 (Incorporated by reference from Exhibit 10.10 to Form S-1/A filed on June 11, 2015).
10.11#	Severance Agreement, dated as of June 5, 2015, between Milacron Holdings Corp. and Bruce Chalmers (Incorporated by reference from Exhibit 10.11 to Form S-1/A filed on June 11, 2015).
10.12#
Amended and Restated Employment Agreement, dated as of April 30, 2012, between Milacron Intermediate Holdings Inc. and John Francy (Incorporated by reference from Exhibit 10.12 to Form S-1/A filed on June 11, 2015).

10.13	Form of Milacron Holdings Corp. Indemnification Agreement for James Ridout (Incorporated by reference from Exhibit 10.14 to Form S-1/A filed on June 15, 2015).
10.14#	Amended and Restated Chairman Services Agreement between Milacron Holdings Corp. and Ira Boots (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 30, 2015).
10.15#	Form of Director Restricted Stock Award Agreement (Incorporated by reference from Exhibit 10.16 to Form S-1/A filed on June 11, 2015).
10.16#	Form of Restricted Stock Award Agreement (Incorporated by reference from Exhibit 10.17 to Form S-1/A filed on June 11, 2015).
10.17#	Form of Stock Option Award Agreement (Incorporated by reference from Exhibit 10.18 to Form S-1/A filed on June 11, 2015).
10.18	Form of Milacron Holdings Corp. Indemnification Agreement for Mark McFadden and Timothy Walsh (Incorporated by reference from Exhibit 10.19 to Form S-1/A filed on June 15, 2015).
10.19	Form of Milacron Holdings Corp. Amended and Restated Indemnification Agreement for Greg Brenneman (Incorporated by reference from Exhibit 10.20 to Form S-1/A filed on June 15, 2015).
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

10.22#	Amended and Restated Employment Agreement between Milacron Holdings Corp. and Thomas Goeke (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 30, 2015).
10.23
Works Agreement on Balance of Interest and Social Plan, dated September 30, 2016, by and between Ferromatik Milacron GmbH and Betriebsrat der Ferromatik Milacron GmbH (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 3, 2016).

10.24
Agreement of Purchase and Sale, dated October 6, 2016, by and between Mold-Masters (2007) Limited and 662073 Ontario Limited (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 3, 2016).

10.25
Amendment No. 1 to Term Loan Agreement, dated as of February 15, 2017 by and among Milacron Holdings Corp., Milacron LLC, the subsidiaries of the borrower from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 21, 2017).

10.26
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

10.29
Fourth Amended and Restated Credit Agreement, dated as of April 27, 2018, by and among Milacron Holdings Corp., Milacron LLC, Mold-Masters (2007) Limited, the U.S. and German subsidiaries of Milacron Holdings Corp., Milacron Canada Corp. and Bank of America, N.A. as administrative agent for the lenders and as collateral agent for the secured parties.

10.30
Agreement of Purchase and Sale, dated April 12, 2017, by and between Skyline Real Estate Acquisitions (III) Inc. and Mold-Masters (2007) Limited (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on May 3, 2017).

10.31
Lease Agreement (Armstrong Avenue Property), dated June 22, 2017, by and between Skyline Commercial Real Estate Holdings Inc. and Mold-Masters (2007) Limited (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 3, 2017).

10.32
Lease Agreement (Todd Road Property), dated June 22, 2017, by and between Skyline Commercial Real Estate Holdings Inc. and Mold-Masters (2007) Limited (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 3, 2017).

10.33#	Form of Restricted Stock Award Agreement (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 3, 2017).
10.34#	Form of Performance Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on August 3, 2017).
10.35
Amendment No. 2 to Term Loan Agreement, dated as of November 8, 2017, by and among Milacron Holdings Corp., Milacron LLC, the subsidiaries of the borrower from time to time party thereto, the financial institutions party thereto, as the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference from Exhibit 10.38 to Form 10-K filed on February 28, 2018).

10.36
Receivables Purchase Agreement, dated as of November 30, 2017, by and between Milacron Marketing Company LLC and Hitachi Capital America Corp. (Incorporated by reference from Exhibit 10.39 to Form 10-K filed on February 28, 2018).

10.37#	Form of Performance Stock Unit Award Agreement
10.38	General Contract of Factoring Financing (Edition 2013031)
21.1	List of Subsidiaries of Milacron Holdings Corp.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm, relating to Milacron Holdings Corp.
24.1	Power of Attorney (included on signature page to the Annual Report).
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Milacron Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Milacron Holdings Corp.
(Registrant)

Date: February 28, 2019	By:	/s/ BRUCE CHALMERS
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

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