Form 10-Q
period 2019-03-31
Milacron Holdings Corp.
filed 2019-05-02
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At March 31, 2019, there were 70,501,787 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2019

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements, including the risk factors discussed in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission ("SEC") on February 28, 2019. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019
	(Unaudited)	December 31, 2018
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$150.0	$184.0
Accounts receivable, net	149.6	146.3
Inventories, net:
Raw materials	80.6	73.2
Work-in-process	52.1	46.7
Finished products	120.4	118.6
Total inventories, net	253.1	238.5
Prepaid and other current assets	47.5	49.1
Current assets held for sale	65.0	36.9
Total current assets	665.2	654.8
Property and equipment, net	208.2	215.7
Operating lease right-of-use assets	34.2	—
Goodwill	520.3	513.2
Intangible assets, net	291.0	292.7
Other noncurrent assets	25.4	29.1
Noncurrent assets held for sale	—	27.0
Total assets	$1,744.3	$1,732.5
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$3.1	$5.8
Accounts payable	106.3	116.8
Advanced billings and deposits	43.6	38.9
Accrued salaries, wages and other compensation	22.1	24.0
Other current liabilities	67.1	66.0
Current liabilities held for sale	15.8	14.9
Total current liabilities	258.0	266.4
Long-term debt	824.3	829.0
Deferred income tax liabilities	57.5	57.5
Accrued pension liabilities	27.2	27.6
Operating lease liabilities	26.4	—
Other noncurrent accrued liabilities	13.9	25.2
Total liabilities	1,207.3	1,205.7
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 71,044,661 and 70,726,800 shares issued as of March 31, 2019 and December 31, 2018, respectively, and 70,501,787 and
70,454,138 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	0.7	0.7
Capital in excess of par value	698.1	693.5
Treasury stock - at cost; 542,874 and 272,662 shares as of March 31, 2019 and December 31, 2018,
respectively	(7.2)	(3.5)
Retained deficit	(29.3)	(29.0)
Accumulated other comprehensive loss	(125.3)	(134.9)
Total shareholders’ equity	537.0	526.8
Total liabilities and shareholders’ equity	$1,744.3	$1,732.5
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share data)
Net sales	$248.7	$288.8
Cost of sales	163.9	188.9
Manufacturing margins	84.8	99.9
Operating expenses:
Selling, general and administrative expenses	54.1	62.1
Amortization expense	5.6	6.3
(Gain) loss on currency translation	(0.7)	0.7
Other (income) expense, net	(0.1)	7.6
Total operating expenses	58.9	76.7
Operating earnings	25.9	23.2
Interest expense, net	9.5	10.7
Loss on debt extinguishment	—	0.3
Other non-operating expenses	0.2	0.3
Earnings from continuing operations before income taxes	16.2	11.9
Income tax expense	7.0	5.4
Net earnings from continuing operations	9.2	6.5
Loss from discontinued operations (net of income taxes)	(10.0)	(0.6)
Net (loss) earnings	$(0.8)	$5.9

Earnings (loss) per share:
Basic:
Net earnings from continuing operations	$0.13	$0.09
Loss from discontinued operations	(0.14)	(0.01)
Net (loss) earnings	$(0.01)	$0.08

Diluted:
Net earnings from continuing operations	$0.13	$0.09
Loss from discontinued operations	(0.14)	(0.01)
Net (loss) earnings	$(0.01)	$0.08
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net (loss) earnings	$(0.8)	$5.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	11.1	26.6
Unrecognized post-retirement plan gain	0.1	—
Unrealized (loss) gain on hedging activities	(1.6)	4.4
Total other comprehensive income, net of tax	9.6	31.0
Comprehensive income	$8.8	$36.9
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock (Shares)	Common Stock	Capital In Excess of Par Value	Treasury Stock (Shares)	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Totals
	(in millions, except share data)
Balance at December 31, 2017	69,644,918	$0.7	$675.9	—	$—	$(70.5)	$(85.4)	$520.7
Stock-based compensation activity	732,789	—	5.5	—	—	—	—	5.5
Net earnings	—	—	—	—	—	5.9	—	5.9
Other comprehensive income, net of tax	—	—	—	—	—	—	31.0	31.0
Balance at March 31, 2018	70,377,707	$0.7	$681.4	—	$—	$(64.6)	$(54.4)	$563.1

Balance at December 31, 2018	70,726,800	$0.7	$693.5	(272,662)	$(3.5)	$(29.0)	$(134.9)	$526.8
Adjustment to adopt new lease accounting standard	—	—	—	—	—	0.5	—	0.5
Stock-based compensation activity	317,861	—	4.6	—	—	—	—	4.6
Purchase of treasury stock	—	—	—	(270,212)	(3.7)	—	—	(3.7)
Net loss	—	—	—	—	—	(0.8)	—	(0.8)
Other comprehensive income, net of tax	—	—	—	—	—	—	9.6	9.6
Balance at March 31, 2019	71,044,661	$0.7	$698.1	(542,874)	$(7.2)	$(29.3)	$(125.3)	$537.0
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating activities from continuing operations
Net (loss) earnings	$(0.8)	$5.9
Loss from discontinued operations (net of income taxes)	10.0	0.6
Adjustments to reconcile net (loss) earnings from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	11.9	13.2
Unrealized (gain) loss on currency translation of intercompany advances	(1.7)	0.2
Amortization of deferred financing costs	0.6	0.7
Loss on debt extinguishment	—	0.3
Non-cash stock-based compensation expense	3.3	2.7
Deferred income taxes	(1.2)	1.1
Changes in assets and liabilities:
Accounts receivable	(3.0)	3.2
Inventories	(13.7)	(13.0)
Prepaid and other current assets	1.1	(4.6)
Accounts payable	(8.8)	(1.9)
Advanced billings and deposits	4.5	11.8
Other current liabilities	(7.2)	(9.1)
Other noncurrent assets	0.9	0.7
Other noncurrent accrued liabilities	(0.5)	(0.1)
Net cash (used in) provided by operating activities from continuing operations	(4.6)	11.7
Investing activities from continuing operations
Purchases of property and equipment	(18.0)	(7.2)
Proceeds from disposals of property and equipment	0.2	8.0
Net cash (used in) provided by investing activities from continuing operations	(17.8)	0.8
Financing activities from continuing operations
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(5.0)	(25.0)
Net decrease in short-term borrowings (original maturities of 90 days or less)	(2.8)	(0.1)
Proceeds from exercise of stock options	1.3	2.8
Purchase of treasury stock	(3.7)	—
Net cash used in financing activities from continuing operations	(10.2)	(22.3)
Cash used in continuing operations	(32.6)	(9.8)
Cash used in discontinued operations
Operating cash flows	(2.6)	(4.1)
Investing cash flows	(0.2)	(0.1)
Total cash used in discontinued operations	(2.8)	(4.2)
Effect of exchange rate changes on cash	1.4	2.8
Decrease in cash and cash equivalents	(34.0)	(11.2)
Cash and cash equivalents at beginning of period	184.0	187.9
Cash and cash equivalents at end of period	$150.0	$176.7
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2019 and December 31, 2018 and for the
Three Months Ended March 31, 2019 and 2018
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
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The interim period results are not necessarily indicative of the results to be expected for the full year. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The Company adopted ASU 2016-02 on January 1, 2019 using a modified retrospective method and the impact of that adoption is materially consistent with the balances recorded within the Company's Condensed Consolidated Balance Sheets as of March 31, 2019. There was no material impact to the Company's consolidated net (loss) earnings, shareholders' equity or cash flows. Under the modified retrospective approach, the Company did not adjust its comparative period financial information or make new lease disclosures for periods before the effective date. As permitted under ASU 2016-02, the Company also elected the package of practical expedients and will carry forward the assessment of whether contracts contain or are leases and the classification of leases.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) (ASU 2018-02). ASU 2018-02 allows for an entity to elect to reclassify from accumulated other comprehensive income (loss) to retained earnings the income tax effects on items resulting from what is commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company has elected to not reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income (loss) to retained earnings.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Background and Basis of Presentation (continued)

Lease Accounting Policy
The Company determines if an arrangement contains a lease at inception and recognizes ROU assets and liabilities associated with leases based on the present value of the future minimum lease payments over the lease term at the later of the commencement date of the lease or January 1, 2019 (the implementation date of ASU 2016-02). The Company uses its incremental borrowing rate at the commencement date in determining the present value of future payments for leases where the implicit rate cannot be readily determined. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. For leases that include residual value guarantees or payments for terminating the lease, the Company includes these costs in the lease liability when it is probable that we will incur them. ROU assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the Company's Condensed Consolidated Balance Sheets. Lease expense for short-term leases is recognized on a straight-line basis over the lease term.

Results for reporting periods beginning after January 1, 2019 are presented under Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"), while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting treatment under ASC Topic 840, Leases.

Reclassifications
Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation specifically as it relates to assets and liabilities held for sale and disaggregated revenue.

2. Discontinued Operations
During the first quarter of 2019, the Company started a process to divest its blow molding business as it is no longer considered a strategic fit with the Company's long-term growth plan and operational objectives. This expected divestiture represents a strategic shift in the Company's business and, in accordance with U.S. GAAP, qualifies as a discontinued operation and the divestiture is expected to occur within one year. As a result, the operating results and cash flows related to the blow molding business have been reflected as discontinued operations in the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that are expected to be sold have been reflected as assets and liabilities held for sale for the current and prior periods in the Company's Condensed Consolidated Balance Sheets. The financial information reported for the Company's Advanced Plastic Processing Technologies reporting segment exclude the activity from the blow molding business due to the expected divestiture.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations (continued)

The assets and liabilities of the blow molding business that have been classified as held for sale in the Company's Condensed Consolidated Balance Sheets are comprised of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Accounts receivable, net	$8.8	$6.5
Inventories, net:	18.7	19.3
Prepaid and other current assets	1.0	1.5
Property and equipment, net	16.4	—
Operating lease right-of-use assets	1.2	—
Goodwill	0.6	—
Intangible assets, net	0.8	—
Current assets held for sale	$47.5	$27.3

Property and equipment, net	$—	$25.3
Goodwill	—	0.6
Intangible assets, net	—	1.1
Noncurrent assets held for sale	$—	$27.0

Accounts payable	$5.3	$6.1
Advanced billings and deposits	6.1	5.6
Accrued salaries, wages and other compensation	1.5	1.9
Other current liabilities	1.7	1.3
Operating lease liabilities	1.2	—
Current liabilities held for sale	$15.8	$14.9
As a result of the Company's decision to sell its blow molding business, the Company recognized an $8.5 million non-cash adjustment to write-down the net book value of one its facilities located in Europe which is classified as held for sale as of March 31, 2019 and December 31, 2018. The facility was written down to fair value less estimated costs to sell based on a quoted market price, a level two measurement under the fair value hierarchy. The facility's assets are recorded within the Company's Advanced Plastic Processing Technologies segment and the adjustment to net book value is recorded within loss on discontinued operations within the Company's Condensed Consolidated Statements of Operations. The value of the facility is classified within current assets held for sale in the accompanying Condensed Consolidated Balance Sheets.
The following table presents a consolidation of the captions within the Company's Condensed Consolidated Statements of Operations for the loss from discontinued operations attributable to the blow molding business for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Loss from discontinued operations attributable to blow molding business
Net sales	$21.5	$21.6
Cost of sales	18.7	17.6
Selling, general and administrative expenses	3.1	4.0
Amortization expense	0.4	0.5
Gain on currency translation	—	(0.5)
Other expense	8.9	0.1
Pretax loss from discontinued operations	(9.6)	(0.1)
Income tax expense	0.4	0.5
Loss from discontinued operations	$(10.0)	$(0.6)

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Revenue
The following table provides information about disaggregated revenue by primary geographical and end markets, and includes a reconciliation of the disaggregated revenue with reportable segments. During the first quarter of 2019, the Company refined the end market classification of certain customers in each segment and as a result, the end market classification in the comparative period has been reclassified to conform with the current period presentation.

	Three Months Ended March 31, 2019
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$74.1	$36.2	$12.6	$122.9
Europe	6.2	28.3	11.4	45.9
China	0.9	21.0	2.5	24.4
India	32.3	3.9	0.2	36.4
Other	5.9	10.6	2.6	19.1
Total	$119.4	$100.0	$29.3	$248.7

End markets:
Automotive	$23.4	$23.3	$6.2	$52.9
Packaging	13.7	11.8	—	25.5
Consumer goods	16.2	17.6	1.4	35.2
Electronics	8.0	4.8	1.0	13.8
Medical	6.6	8.1	0.2	14.9
Construction	20.0	0.4	—	20.4
Custom molders and other	31.4	—	—	31.4
Mold makers and other	—	30.8	—	30.8
Job shops and other	—	—	9.1	9.1
Distributors	0.1	3.2	11.4	14.7
Total	$119.4	$100.0	$29.3	$248.7

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Revenue (continued)

	Three Months Ended March 31, 2018
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$80.3	$35.8	$12.8	$128.9
Europe	16.6	33.2	12.6	62.4
China	5.0	32.1	2.8	39.9
India	31.4	3.8	0.3	35.5
Other	7.0	11.6	3.5	22.1
Total	$140.3	$116.5	$32.0	$288.8

End markets:
Automotive	$21.6	$29.1	$6.8	$57.5
Packaging	22.6	12.0	0.1	34.7
Consumer goods	14.9	21.8	1.4	38.1
Electronics	11.3	9.1	1.8	22.2
Medical	4.3	7.6	0.2	12.1
Construction	25.3	0.4	—	25.7
Custom molders and other	40.1	—	—	40.1
Mold makers and other	—	34.0	—	34.0
Job shops and other	—	—	8.9	8.9
Distributors	0.2	2.5	12.8	15.5
Total	$140.3	$116.5	$32.0	$288.8
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to receive consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract.
Significant changes in the contract liabilities balances are as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in millions)
Balance at beginning of period	$38.9	$52.4
Additional advanced billings and deposits received	71.8	93.3
Revenue recognized	(66.5)	(80.5)
Foreign currency translation adjustments and other	(0.6)	(0.5)
Balance at end of period	$43.6	$64.7
Sales, value-add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions are recognized as expense when the products are sold.
The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As permitted by ASU No. 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the three months ended March 31, 2019:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2018	$35.0	$431.3	$46.9	$—	$513.2
Foreign currency translation adjustments	—	7.1	—	—	7.1
Balance at March 31, 2019	$35.0	$438.4	$46.9	$—	$520.3
There were no goodwill impairment charges during the three months ended March 31, 2019 and 2018.
The following table summarizes the Company’s other intangible assets at March 31, 2019:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$36.2	$20.5	$15.7
Technology	112.4	55.8	56.6
Customer relationships	215.1	133.9	81.2
Total intangible assets subject to amortization	363.7	210.2	153.5
Trademarks, not subject to amortization	137.5	—	137.5
Total	$501.2	$210.2	$291.0
The following table summarizes the Company’s other intangible assets at December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$35.7	$19.6	$16.1
Technology	110.9	53.0	57.9
Customer relationships	213.7	130.7	83.0
Total intangible assets subject to amortization	360.3	203.3	157.0
Trademarks, not subject to amortization	135.7	—	135.7
Total	$496.0	$203.3	$292.7
Consolidated amortization expense related to intangible assets subject to amortization was $5.6 million and $6.3 million for the three months ended March 31, 2019 and 2018, respectively.
5. Income Taxes
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
5. Income Taxes (continued)

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
At December 31, 2018, the Company had estimated U.S. net operating loss carryforwards totaling $107.3 million, which are scheduled to expire beginning in 2029. As of December 31, 2018, the Company had determined that it has experienced multiple ownership changes under Internal Revenue Code Section 382 in prior years. During the year ended December 31, 2018, the Company completed a formal study and determined the usage of the Company's U.S. net operating losses are limited due to ownership changes that occurred in 2015 and 2017. The annual limitation did not increase U.S. cash taxes or income tax expense.

In accordance with ASC 740, Income Taxes, the Company records interest and penalties associated with uncertain tax positions within income tax expense in the Company's Condensed Consolidated Statements of Operations. The Company does not have a material liability recorded for interest and penalties related to uncertain tax positions for any period presented.
6. Debt
Debt for the Company consists of the following:

	March 31, 2019			December 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
Senior secured term loan facility due September 2023	$832.5	$8.2	$824.3	$837.5	$8.7	$828.8
Borrowings under other lines of credit	3.1	—	3.1	5.8	—	5.8
Capital lease obligations and other	—	—	—	0.3	—	0.3
Total debt	835.6	8.2	827.4	843.6	8.7	834.9
Less current portion	(3.1)	—	(3.1)	(5.9)	—	(5.9)
Total debt less current portion	$832.5	$8.2	$824.3	$837.7	$8.7	$829.0
On February 28, 2018, the Company made a voluntary $25.0 million principal payment on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility"). As a result of the transaction, the Company recognized a loss on debt extinguishment of $0.3 million for the three months ended March 31, 2018 related to the write-off of deferred financing costs associated with the Company's 2017 Term Loan Facility.
7. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. The service cost was $0.1 million for the three months ended March 31, 2018 and is included in cost of sales and selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations. The other components of net periodic pension costs totaled $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, and are included in other non-operating expenses in the Company's Condensed Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Net Earnings Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share ("EPS") computations:

	Three Months Ended March 31,
	2019	2018
	(in millions, except common share and per common share amounts)
Numerator:
Net earnings from continuing operations	$9.2	$6.5
Denominator:
Denominator for basic EPS–weighted-average common shares	69,996,588	69,215,457
Dilutive effect of stock-based compensation arrangements	1,176,893	2,307,869
Denominator for diluted EPS–adjusted weighted-average common shares	71,173,481	71,523,326

Basic EPS from continuing operations	$0.13	$0.09
Diluted EPS from continuing operations	$0.13	$0.09
The diluted EPS calculation for the three months ended March 31, 2019 and 2018 excludes the effect of 1.1 million and 0.9 million outstanding stock options, respectively, as their effect is anti-dilutive. The diluted EPS calculation for the three months ended March 31, 2019 and 2018 excludes the effect of 0.5 million and 0.2 million outstanding performance stock units, respectively, as the performance criteria has not yet been achieved.
9. Stock-based Compensation
On March 1, 2019, the Company granted 0.3 million performance stock units and 0.8 million restricted stock units under the 2015 Equity Incentive Plan. The performance stock units contain a three-year performance period with a performance target based on adjusted EBITDA margin and free cash flow conversion and possible payouts ranging from 50% to 200% of the target awards. The restricted stock units vest in equal annual increments over two or three years.
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
Foreign Currency Forward Contracts
The Company currently hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $34.3 million at March 31, 2019. There were no foreign currency forward contracts outstanding at December 31, 2018. As of March 31, 2019, all of the Company’s outstanding instruments mature within the next nine months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $0.2 million at March 31, 2019 and is included in prepaid and other current assets in the Company's Condensed Consolidated Balance Sheets.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the three months ended March 31, 2019, the Company recognized losses of $0.2 million related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Company's Condensed Consolidated Statements of Operations and are classified within (gain) loss on currency translation. The fair value of these derivative instruments not designated as hedges was insignificant at March 31, 2019.
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
The Company designated these interest rate swaps as cash flow hedges of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swaps will offset losses and gains on the transactions being hedged. The fair value of the interest rate swaps is calculated by taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. The effective portion of changes in the fair value of the interest rate swaps is reflected as a component of accumulated other comprehensive loss and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedge item, if any (i.e. the ineffective portion), is recognized as interest expense, net during the current period. During the three months ended March 31, 2018, the Company recorded $0.1 million of hedge ineffectiveness in earnings.
Cross-Currency Interest Rate Swap
In November 2018, the Company entered into a cross-currency interest rate swap agreement that will mature on September 28, 2023, with an aggregate notional amount of $85.8 million to manage foreign currency risk by effectively converting a portion of the Company's variable rate U.S. dollar-denominated debt, including the monthly interest rates thereunder, to fixed rate Euro-denominated debt of €75.0 million. This cross-currency interest rate swap agreement is designated as a hedge of a portion of our net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of these items resulting from fluctuations in the underlying exchange rates to U.S. dollar exchange rates are recorded as foreign currency translation adjustments within accumulated other comprehensive loss.
The following table provides the effect of the Company’s foreign currency forward contracts, interest rate swaps and cross-currency interest rate swaps designated as cash flow hedges on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2019 and 2018:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three Months Ended March 31, 2019
Foreign exchange contracts	$0.3	$—
Interest rate swaps	$(3.5)	$0.5
Cross-currency interest rate swaps	$2.3	$0.5
Three Months Ended March 31, 2018
Foreign exchange contracts	$(0.2)	$—
Interest rate swaps	$5.8	$—

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

All gains (losses) that are reclassified from accumulated other comprehensive loss into income (effective portion) are classified in (gain) loss on currency translation or cost of sales within the Company's Condensed Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the foreign exchange contracts was immaterial for all periods presented.
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
The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follows:

	Balance Sheet Location	Total	Level 1	Level 2	Level 3
		(in millions)
March 31, 2019
Foreign currency forward contracts (asset position)	Prepaid and other current assets	$0.2	$—	$0.2	$—
Interest rate swap agreements (asset position)	Prepaid and other current assets	$1.3	$—	$1.3	$—
Interest rate swap agreements (liability position)	Other current liabilities	$0.1	$—	$0.1	$—
Cross-currency interest rate swap agreements (asset position)	Prepaid and other current assets	$2.1	$—	$2.1	$—
Cross-currency interest rate swap agreements (asset position)	Other noncurrent assets	$0.1	$—	$0.1	$—
Cross-currency interest rate swap agreements (liability position)	Other current liabilities	$0.4	$—	$0.4	$—
Cross-currency interest rate swap agreements (liability position)	Other noncurrent accrued liabilities	$0.9	$—	$0.9	$—
December 31, 2018
Interest rate swap agreements (asset position)	Prepaid and other current assets	$1.9	$—	$1.9	$—
Cross-currency interest rate swap agreements (asset position)	Prepaid and other current assets	$1.9	$—	$1.9	$—
Interest rate swap agreements (asset position)	Other noncurrent assets	$2.5	$—	$2.5	$—
Cross-currency interest rate swap agreements (liability position)	Other current liabilities	$0.3	$—	$0.3	$—
Cross-currency interest rate swap agreements (liability position)	Other noncurrent accrued liabilities	$2.1	$—	$2.1	$—

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at December 31, 2017	$(78.3)	$(7.2)	$0.1	$(85.4)
Other comprehensive income (loss) before reclassifications	26.6	(0.1)	4.4	30.9
Amounts reclassified from accumulated other comprehensive loss	—	0.1	—	0.1
Other comprehensive income	26.6	—	4.4	31.0
Balance at March 31, 2018	$(51.7)	$(7.2)	$4.5	$(54.4)

Balance at December 31, 2018	$(132.5)	$(5.2)	$2.8	$(134.9)
Other comprehensive income (loss) before reclassifications	11.1	—	(0.8)	10.3
Amounts reclassified from accumulated other comprehensive loss	—	0.1	(0.8)	(0.7)
Other comprehensive income (loss)	11.1	0.1	(1.6)	9.6
Balance at March 31, 2019	$(121.4)	$(5.1)	$1.2	$(125.3)
The following table summarizes the reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2019 and 2018:

	Classification	Three Months Ended March 31,
	of Expense	2019	2018
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.1)	$(0.1)
Tax benefit	(c)	—	—
Adjustment of pension and post-retirement obligations, net of tax		(0.1)	(0.1)
Derivative financial instruments:
Loss on derivative financial instruments	(b)	1.0	—
Tax benefit	(c)	(0.2)	—
Loss on derivative financial instruments, net of tax		0.8	—
Total reclassifications from accumulated other comprehensive loss		$0.7	$(0.1)

(a)	Amount is included in the calculation of pension cost within other non-operating expenses in the Company's Condensed Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and (gain) loss on currency translation in the Company's Condensed Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Company's Condensed Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Warranty Reserves
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and is periodically adjusted to reflect actual experience.
The following table summarizes changes in the Company’s warranty reserves for the periods indicated. Accrued warranty reserves are included in other current liabilities in the Company's Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Balance at beginning of period	$8.7	$9.7
Warranty expense	2.5	3.9
Warranty claims paid	(3.3)	(3.7)
Foreign currency translation adjustments	0.1	0.1
Balance at end of period	$8.0	$10.0
13. Restructuring and Facilities

2019 Actions
During the three months ended March 31, 2019, the Company entered into an agreement to purchase a manufacturing facility located in Baden-Baden, Germany which was previously leased by the Company. The purchase price was €6.8 million, or approximately $7.8 million. In connection with this transaction, the Company has committed to a plan to sell the facility with the intention of entering into a corresponding new lease agreement. As of March 31, 2019, this facility met the held-for-sale criteria set forth in U.S. GAAP, resulting in the classification of $8.0 million of property and equipment as held-for-sale. No adjustment to book value was recognized during the three months ended March 31, 2019 and the book value of the facility is classified within current assets held for sale in the Company's Condensed Consolidated Balance Sheets. The Baden-Baden, Germany facility is reported within the Melt Delivery and Control Systems segment.

2018 Actions
In connection with the Company's organizational redesign initiatives in Europe, the Company has committed to a plan to sell its facility located in Malterdingen, Germany. As of March 31, 2019 and December 31, 2018, this facility met the held-for-sale criteria set forth in U.S. GAAP, resulting in the classification of $9.5 million of property and equipment as held-for-sale. No adjustment to book value was recognized during the three months ended March 31, 2019 and the book value of the facility is classified within current assets held for sale in the Company's Condensed Consolidated Balance Sheets. The Malterdingen, Germany facility is reported within the Advanced Plastic Processing Technologies segment.
2016 Actions
On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic, United States and India. During the three months ended March 31, 2018, the Company identified additional employees to be included within the Company's existing restructuring plan. During the three months ended March 31, 2018, the Company recorded severance expense of $6.4 million related to this restructuring plan which is included within other expense, net in the Company's Condensed Consolidated Statements of Operations. Substantially all of these costs resulted in cash expenditures and were substantially complete by March 31, 2019. As the employees were required to render service in order to receive the termination benefits, the associated liability and expense were recognized ratably over the future service period. At December 31, 2018, the total remaining liability related to this plan was $8.3 million and is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Leases
We have operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. Leases with an initial term of 12 months or less are not recorded on the Company's Condensed Consolidated Balance Sheets with lease expense for these leases recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of 1 year to 13 years, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 1 year. Operating lease expense for the three months ended March 31, 2019 was $3.0 million while financing and short-term lease expenses were insignificant.
Supplemental cash flow information for the three months ended March 31, 2019 are as follows (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.0

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3.5
Supplemental balance sheet information related to leases at March 31, 2019 are as follows (in millions, except remaining lease term and discount rate):

Operating Leases:
Operating lease right-of-use assets	$34.2

Other current liabilities	$7.9
Operating lease liabilities	26.4
Total operating lease liabilities	$34.3

Weighted-Average Remaining Lease Term (in years):
Operating leases	6.56

Weighted-Average Discount Rate:
Operating leases	5.16%
At March 31, 2019, the maturities of operating lease liabilities are as follows (in millions):

2019 (excluding the three months ended March 31, 2019)	$7.8
2020	8.5
2021	6.5
2022	4.9
2023	3.8
Thereafter	11.8
Total lease payments	43.3
Less: Imputed interest	(9.0)
Total	$34.3

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14 Leases (continued)

At December 31, 2018, future minimum lease commitments under non-cancelable operating leases as determined prior to the adoption of ASC 842 were as follows (in millions):

2019	$8.9
2020	6.2
2021	4.4
2022	3.5
2023	2.5
Thereafter	2.9
Future minimum leas commitments	$28.4

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table summarizes total assets by segment:

	March 31, 2019	December 31, 2018
	(in millions)
Advanced Plastic Processing Technologies	$492.6	$482.3
Melt Delivery and Control Systems	1,054.1	1,030.6
Fluid Technologies	149.3	145.3
Corporate	48.3	74.3
Total assets	$1,744.3	$1,732.5
The following table summarizes long-lived assets, net by segment:

	March 31, 2019	December 31, 2018
	(in millions)
Advanced Plastic Processing Technologies	$98.2	$82.1
Melt Delivery and Control Systems	113.4	109.6
Fluid Technologies	23.3	17.7
Corporate	7.5	6.3
Total long-lived assets, net	$242.4	$215.7
The following tables summarize segment information:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$119.4	$140.3
Melt Delivery and Control Systems	100.0	116.5
Fluid Technologies	29.3	32.0
Total net sales to external customers	$248.7	$288.8

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Business Segment Information (continued)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$12.1	$2.7
Melt Delivery and Control Systems	18.4	26.7
Fluid Technologies	5.4	6.0
Corporate	(10.0)	(12.2)
Total operating earnings	$25.9	$23.2
Capital expenditures:
Advanced Plastic Processing Technologies	$6.3	$2.2
Melt Delivery and Control Systems	11.0	4.1
Fluid Technologies	0.7	0.6
Corporate	—	0.3
Total capital expenditures	$18.0	$7.2
Depreciation and amortization:
Advanced Plastic Processing Technologies	$2.7	$3.3
Melt Delivery and Control Systems	7.8	8.5
Fluid Technologies	1.0	1.1
Corporate	0.4	0.3
Total depreciation and amortization	$11.9	$13.2
The following tables summarize net sales to external customers and long-lived assets, net by country:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net sales to external customers:
United States	$103.0	$108.4
China	24.4	39.9
India	36.4	35.5
Rest of World	84.9	105.0
Total net sales to external customers	$248.7	$288.8

	March 31, 2019	December 31, 2018
	(in millions)
Long-lived assets, net:
United States	$76.5	$63.3
China	53.0	48.4
India	42.0	37.9
Czech Republic	18.9	18.7
Canada	26.9	29.0
Rest of World	25.1	18.4
Total long-lived assets, net	$242.4	$215.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.
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
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our MDCS and Fluids segments are considered to be consumable and, when combined with our APPT consumable product lines, consumables accounted for 67% of total fiscal 2018 sales and 73% of our sales for the three months ended March 31, 2019. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
Our customers consist of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 49% in North America, 18% in Europe, 10% in China, 15% in India and 8% in the rest of the world for the three months ended March 31, 2019.
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

Discontinued Operations
During the first quarter of 2019, the Company started a process to divest its blow molding business as it is no longer considered a strategic fit with the Company's long-term growth and operational objectives. This expected divestiture represents a strategic shift in Milacron's business and, in accordance with United States generally accepted accounting principles ("U.S. GAAP"), qualifies as a discontinued operation and the divestiture is expected to occur within one year. As a result, the operating results and cash flows related to the blow molding business have been reflected as discontinued operations in the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that are expected to be sold have been reflected as assets and liabilities held for sale for the current and prior periods in the Company's Condensed Consolidated Balance Sheets. The financial information reported for the Company's Advanced Plastic Processing Technologies reporting segment exclude the activity from the blow molding business due to the expected divestiture.
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
Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 62% of APPT sales for the three months ended March 31, 2019 occurring in North America, demand is also impacted by customers bringing manufacturing operations back to North America.
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
New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders in the first three months of 2019 were $275.3 million, a decrease of $33.2 million, or 10.8%, compared to $308.5 million in the first three months of 2018. Excluding $9.8 million of unfavorable effects of foreign currency movements, new orders decreased 7.6% compared to the prior year period. New orders were primarily impacted by declines in our equipment businesses in North America and Europe and our hot runner businesses in China and Europe. End market declines were primarily driven by the packaging, electronics, consumer goods and construction end markets.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at March 31, 2019 was $226.7 million, an increase of $27.5 million from December 31, 2018 and a decrease of $25.8 million from March 31, 2018. Excluding $0.9 million of favorable effects of foreign currency movements, backlog increased 13.4% compared to December 31, 2018. The increase in our backlog at March 31, 2019 compared to December 31, 2018 is predominantly driven by our equipment business in North America. Excluding $6.2 million of unfavorable effects of foreign currency movements, backlog decreased 7.8% compared to March 31, 2018. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact our ability to fill the orders.
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
Executive Overview
For the first three months of 2019, we reported sales of $248.7 million, operating earnings of $25.9 million and net earnings from continuing operations of $9.2 million. This compares to sales of $288.8 million, operating earnings of $23.2 million and net earnings from continuing operations of $6.5 million for the first three months of 2018. Excluding $9.9 million of unfavorable effects of foreign currency movements, sales decreased 10.5% compared to the prior year period. We generated $41.0 million in Adjusted EBITDA, or 16.5% of sales, during the first three months of 2019 compared to $53.6 million in Adjusted EBITDA, or 18.6% of sales, during the first three months of 2018.
Advanced Plastic Processing Technologies
For the three months ended March 31, 2019, APPT generated $119.4 million in sales, operating earnings of $12.1 million and $14.7 million in Adjusted EBITDA, or 12.3% of sales, before corporate expenses, compared to $140.3 million in sales, operating earnings of $2.7 million and $16.2 million in Adjusted EBITDA, or 11.5% of sales, before corporate expenses, in the same period of 2018. Excluding $3.8 million of unfavorable effects of foreign currency movements, sales decreased 12.2% compared to the prior year period.

Melt Delivery and Control Systems
For the three months ended March 31, 2019, MDCS generated $100.0 million in sales, operating earnings of $18.4 million and $25.8 million in Adjusted EBITDA, or 25.8% of sales, before corporate expenses, compared to $116.5 million in sales, operating earnings of $26.7 million and $38.2 million in Adjusted EBITDA, or 32.8% of sales, before corporate expenses, in the same period of 2018. Excluding $4.6 million of unfavorable effects of foreign currency movements, sales decreased 10.2% compared to the prior year period.
Fluid Technologies
For the three months ended March 31, 2019, Fluids generated $29.3 million in sales, operating earnings of $5.4 million and $6.4 million in Adjusted EBITDA, or 21.8% of sales, before corporate expenses, compared to $32.0 million in sales, operating earnings of $6.0 million and $7.1 million in Adjusted EBITDA, or 22.2% of sales, before corporate expenses, in the same period of 2018. Excluding $1.5 million of unfavorable effects of foreign currency movements, sales decreased 3.8% compared to the prior year period.
Liquidity
In the three months ended March 31, 2019, cash decreased $34.0 million primarily as a result of capital expenditures, a $5.0 million voluntary payment on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility") as well as the purchase of treasury stock. Operating activities from continuing operations used $4.6 million of cash in the first three months of 2019 compared to generating $11.7 million of cash in the same period of 2018. The decrease was primarily driven by an increase in working capital. Investing activities from continuing operations used $17.8 million of cash in the first three months of 2019 primarily due to capital expenditures, including the purchase of a manufacturing facility located in Baden-Baden, Germany which was previously leased by the Company. Financing activities from continuing operations used $10.2 million of cash in the first three months of 2019 primarily as a result of our $5.0 million voluntary principal payment on the 2017 Term Loan Facility as well as the purchase of treasury stock.
Cash on hand at March 31, 2019 was $150.0 million, and we had approximately $78.1 million available for borrowing under our asset-based and other credit facilities.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes the results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net sales	$248.7	$288.8
Cost of sales	163.9	188.9
Manufacturing margins	84.8	99.9
Operating expenses:
Selling, general and administrative expenses	54.1	62.1
Amortization expense	5.6	6.3
(Gain) loss on currency translation	(0.7)	0.7
Other (income) expense, net	(0.1)	7.6
Total operating expenses	58.9	76.7
Operating earnings	25.9	23.2
Interest expense, net	9.5	10.7
Loss on debt extinguishment	—	0.3
Other non-operating expenses	0.2	0.3
Earnings from continuing operations before income taxes	16.2	11.9
Income tax expense	7.0	5.4
Net earnings from continuing operations	9.2	6.5
Loss from discontinued operations (net of income taxes)	(10.0)	(0.6)
Net (loss) earnings	$(0.8)	$5.9

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
Net Sales
For the three months ended March 31, 2019, sales were $248.7 million compared to $288.8 million for the three months ended March 31, 2018, a decrease of $40.1 million, or 13.9%. Excluding $9.9 million of unfavorable effects of foreign currency movements, sales decreased 10.5%, on a constant currency basis, compared to the prior year period. Sales were impacted by declines in our equipment businesses in North America and Europe and our hot runner businesses in China and Europe, partially offset by growth in our equipment business in India. End market declines were primarily driven by the packaging, electronics and custom molders end markets.
The following table sets forth our sales by segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$119.4	$140.3
Melt Delivery and Control Systems	100.0	116.5
Fluid Technologies	29.3	32.0
Total sales	$248.7	$288.8
Advanced Plastic Processing Technologies
Sales for the APPT segment for the three months ended March 31, 2019 were $119.4 million compared to $140.3 million for the three months ended March 31, 2018, a decrease of $20.9 million, or 14.9%. Excluding $3.8 million of unfavorable effects of foreign currency movements, sales decreased 12.2%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in North America and Europe, partially offset by growth in India. End market declines were primarily driven by the packaging, construction and custom molders end markets, partially offset by growth in the automotive, consumer goods and medical end markets.
Melt Delivery and Control Systems
Sales for the MDCS segment for the three months ended March 31, 2019 were $100.0 million compared to $116.5 million for the three months ended March 31, 2018, a decrease of $16.5 million, or 14.2%. Excluding $4.6 million of unfavorable effects of foreign currency movements, sales decreased 10.2%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in China and Europe, partially offset by growth in North America and India. End market declines were primarily driven by the automotive, consumer goods and electronics end markets, partially offset by growth in the medical end market.
Fluid Technologies
Sales for the Fluids segment for the three months ended March 31, 2019 were $29.3 million compared to $32.0 million for the three months ended March 31, 2018, a decrease of $2.7 million, or 8.4%. Excluding $1.5 million of unfavorable effects of foreign currency movements, sales decreased 3.8%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in all major regions. End market declines were primarily driven by the electronics and distributor end markets.
Cost of Sales
Cost of sales for the three months ended March 31, 2019 was $163.9 million compared to $188.9 million for the three months ended March 31, 2018, a decrease of $25.0 million, or 13.2%. The decrease is primarily due to a decline in sales volumes.

Manufacturing Margins
Our manufacturing margin (or gross margin) for the three months ended March 31, 2019 was $84.8 million compared to $99.9 million for the three months ended March 31, 2018, a decrease of $15.1 million, or 15.1%. The manufacturing margin as a percent of sales for the three months ended March 31, 2019 was 34.1% compared to 34.6% for the three months ended March 31, 2018. The decrease in manufacturing margin is primarily related to a decrease in sales volumes within the Company's higher margin segments, MDCS and Fluids, when compared to the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2019 were $54.1 million compared to $62.1 million for the three months ended March 31, 2018, a decrease of $8.0 million, or 12.9%. The decrease is primarily related to reductions in structural salary costs, selling costs associated lower sales volumes, certain discretionary costs and favorable foreign currency translation effects.
Amortization Expense
Amortization expense related to intangible assets for the three months ended March 31, 2019 was $5.6 million compared to $6.3 million for the three months ended March 31, 2018, a decrease of $0.7 million, or 11.1%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects.
(Gain) loss on Currency Translation
The gain on currency translation for the three months ended March 31, 2019 was $0.7 million compared to a loss of $0.7 million for the three months ended March 31, 2018, resulting in a favorable change of $1.4 million. The change primarily relates to the non-cash translation impact on intercompany advances related to the Canadian dollar, the Euro and the Czech koruna within the MDCS and Corporate segments.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended March 31, 2019 was income of $0.1 million compared to expense of $7.6 million for the three months ended March 31, 2018, an improvement of $7.7 million. The costs recognized within other expense, net in 2018 primarily relate to severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility.
Operating Earnings
Operating earnings for the three months ended March 31, 2019 were $25.9 million compared to $23.2 million for the three months ended March 31, 2018, an increase of $2.7 million, or 11.6%. The increase is primarily related to a reduction in selling, general and administrative expenses and the wind-down of our restructuring plan at our Malterdingen, Germany facility.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2019 was $9.5 million compared to $10.7 million for the three months ended March 31, 2018, a decrease of $1.2 million, or 11.2%. The decrease are primarily due to a reduction in our weighted-average indebtedness as the Company made a total of $100.0 million in voluntary principal payments in 2018.
Loss on Debt Extinguishment
Loss on debt extinguishment was $0.3 million for the three months ended March 31, 2018. The loss on debt extinguishment in 2018 relates to the write-off of deferred financing costs associated with the Company's incremental voluntary principal payments made on the 2017 Term Loan Facility.
Other Non-Operating Expense
Other non-operating expense was $0.2 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018. Other non-operating expense includes certain components of net periodic pension cost including interest costs, expected return on plan assets and amortization of actuarial gains and losses.

Income Tax Expense
Income tax expense for the three months ended March 31, 2019 was $7.0 million compared to $5.4 million for the three months ended March 31, 2018, an increase of $1.6 million. Income tax expense for all periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
Loss from discontinued operations
Loss from discontinued operations for the three months ended March 31, 2019 was $10.0 million compared to $0.6 million for the three months ended March 31, 2018, an increase of $9.4 million. The increase in the loss is primarily related to $8.5 million of expense to write down the net book value of one of the Company's manufacturing facilities in the Czech Republic which is classified as held for sale.
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
The following is a reconciliation of net earnings (loss), the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net (loss) earnings	$(0.8)	$5.9
Loss from discontinued operations (net of income taxes)	10.0	0.6
Amortization expense	5.6	6.3
Currency effect on intercompany advances (a)	(1.6)	0.5
Organizational redesign costs (b)	1.1	12.0
Long-term equity awards (c)	3.2	2.8
Debt costs	—	0.3
Professional services (d)	0.7	1.7
Tax adjustments (e)	0.9	(2.7)
Other	—	0.5
Adjusted Net Income	19.1	27.9
Income tax expense (e)	6.1	8.1
Interest expense, net	9.5	10.7
Depreciation expense	6.3	6.9
Adjusted EBITDA	$41.0	$53.6

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)	Organizational redesign costs in the three months ended March 31, 2018 primarily included $8.1 million for termination costs as a result of eliminated positions.

(c)
Long-term equity awards include the charges associated with stock-based compensation awards granted to certain members of management and independent directors in the three months ended March 31, 2019 and 2018.

(d)	Professional fees in the three months ended March 31, 2019 and 2018 included $0.7 million and $1.7 million, respectively, of costs for strategic organizational initiatives.

(e)
Tax adjustments primarily include the tax expense (benefit) associated with reconciling net (loss) earnings to Adjusted Net Income and reflects the impact to the quarterly tax provision utilizing the annual effective tax rate recomputed with anticipated tax rate reductions that have not been recognized for U.S. GAAP purposes as the Company is awaiting regulatory approval. The reductions have historically been approved although there are no guarantees that the regulatory authorities will accept the Company's applications.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating earnings (loss):
APPT	$12.1	$2.7
MDCS	18.4	26.7
Fluids	5.4	6.0
Corporate	(10.0)	(12.2)
Total operating earnings	25.9	23.2
Other non-operating expenses	(0.2)	(0.3)
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	2.7	3.3
Organizational redesign costs (b)	0.1	9.9
Professional services (d)	—	0.1
Other	—	0.5
Total APPT Adjustments	2.8	13.8
MDCS Adjustments:
Depreciation and amortization	7.8	8.5
Currency effect on intercompany advances (a)	(1.0)	1.7
Organizational redesign costs (b)	0.6	1.3
Total MDCS Adjustments	7.4	11.5
Fluids Adjustments:
Depreciation and amortization	1.0	1.1
Total Fluids Adjustments	1.0	1.1
Corporate Adjustments:
Depreciation and amortization	0.4	0.3
Currency effect on intercompany advances (a)	(0.6)	(1.2)
Organizational redesign costs (b)	0.4	0.8
Long-term equity awards (c)	3.2	2.8
Professional services (d)	0.7	1.6
Total Corporate Adjustments	4.1	4.3
Adjusted EBITDA:
APPT	14.7	16.2
MDCS	25.8	38.2
Fluids	6.4	7.1
Corporate	(5.9)	(7.9)
Total Adjusted EBITDA	$41.0	$53.6

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)	Organizational redesign costs in the three months ended March 31, 2018 included $7.9 million for termination costs as a result of eliminated positions in APPT.

(c)
Long-term equity awards in Corporate include the charges associated with stock-based compensation awards granted to certain members of management and independent directors during the three months ended March 31, 2019 and 2018.

(d)	Professional fees incurred by Corporate in the three months ended March 31, 2019 and 2018 included $0.7 million and $1.6 million of costs for strategic organizational initiatives, respectively.
The following is a reconciliation of net sales, the most comparable U.S. GAAP measure, to Pro forma Net Sales:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net sales	$248.7	$288.8
Adjustments to net sales (a)	(0.6)	(9.2)
Pro forma Net Sales	$248.1	$279.6

(a)
Adjustments to net sales include net sales directly attributable to certain product lines which have been discontinued or eliminated through plant closures. Adjustments for the periods presented include our European Injection equipment and Systems businesses.

The following is a reconciliation of APPT net sales, the most comparable U.S. GAAP measure, to APPT Pro forma Net Sales:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net sales - APPT segment	$119.4	$140.3
Adjustments to net sales (a)	(0.6)	(9.2)
Pro forma Net Sales - APPT segment	$118.8	$131.1

(a)
Adjustments to net sales include net sales directly attributable to certain product lines which have been discontinued or eliminated through plant closures. Adjustments for the periods presented include our European Injection equipment and Systems businesses.

The following is a reconciliation of new orders, the most comparable U.S. GAAP measure, to Pro forma New Orders:

	Three Months Ended March 31,
	2019	2018
	(in millions)
New orders	$275.3	$308.5
Adjustments to new orders (a)	(1.5)	(8.3)
Pro forma New Orders	$273.8	$300.2

(a)
Adjustments to new orders include new orders directly attributable to certain product lines which have been discontinued or eliminated through plant closures. Adjustments for the periods presented include our European Injection equipment and Systems businesses.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At March 31, 2019, we had cash and cash equivalents of $150.0 million, of which $19.0 million was held in the U.S. and $131.0 million was held by subsidiaries outside of the U.S. However, if such amounts were repatriated to the U.S., additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted. For amounts we plan to repatriate, appropriate taxes have been accrued and we currently have no plans to repatriate any additional amounts for which U.S. taxes would need to be accrued.
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

At March 31, 2019, we had $62.1 million of availability under our ABL Facility and $16.0 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest. We may from time to time seek to retire our outstanding debt. Such events, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the three months ended March 31, 2019, we used $34.0 million of cash compared to using $11.2 million in the three months ended March 31, 2018. During the first three months of 2019, cash was used primarily for capital expenditures, a $5.0 million voluntary payment on the 2017 Term Loan Facility as well as the purchase of treasury stock. During the first three months of 2018, cash was used primarily for our $25.0 million voluntary principal payment on the 2017 Term Loan Facility.
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and availability under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $78.1 million under these lines of credit.
The following table shows our statements of cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Statements of cash flow data
Net cash (used in) provided by operating activities from continuing operations	$(4.6)	$11.7
Net cash (used in) provided by investing activities from continuing operations	(17.8)	0.8
Net cash used in financing activities from continuing operations	(10.2)	(22.3)

Cash (used in) provided by operating activities from continuing operations
Operating activities from continuing operations for the three months ended March 31, 2019 used $4.6 million of cash compared to generating $11.7 million for the three months ended March 31, 2018. The decrease was primarily driven by an increase in working capital.
Cash (used in) provided by investing activities from continuing operations
Investing activities from continuing operations for the three months ended March 31, 2019 used $17.8 million of cash compared to generating $0.8 million of cash for the three months ended March 31, 2018. The decrease is due mainly to an increase in capital expenditures. Additionally, during the three months ended March 31, 2018, the Company received proceeds of $8.0 million from the sale of certain manufacturing equipment in the Company's Advanced Plastic Processing Equipment segment which did not occur during the three months ended March 31, 2019.
Cash used in financing activities from continuing operations
Financing activities from continuing operations for the three months ended March 31, 2019 used $10.2 million compared to using $22.3 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, cash was primarily used for our $5.0 million voluntary principal payment on the 2017 Term Loan Facility as well as the purchase of treasury stock. During the three months ended March 31, 2018, cash was primarily used for our $25.0 million voluntary principal payment on the 2017 Term Loan Facility. This use of cash was partially offset by proceeds generated from the exercise of stock options.
Total debt, excluding unamortized discount and debt issuance costs, was $835.6 million at March 31, 2019 compared to $843.6 million at December 31, 2018. Total debt at March 31, 2019 mainly represented $832.5 million outstanding on the 2017 Term Loan Facility, while the ABL Facility was undrawn except for letter of credit issuances.

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
Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. On April 27, 2018, the ABL Facility was amended and restated to reduce each of the applicable margins in determining the interest rates on loans by 0.50% per annum, reduce the unused line fee by 0.125% per annum, extend the maturity date to April 27, 2023 and reallocate $5.0 million of availability under the ABL Facility from the German sub-facility to the U.S. sub-facility. The covenants and other terms of the ABL Facility were not significantly changed. We had approximately $32.0 million of letters of credit outstanding as of March 31, 2019.
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
Description of Other Debt
At March 31, 2019, we had $3.1 million of borrowings under certain lines of credit and discounting programs. We also had approximately $2.1 million of outstanding letters of credit and other commitments related to these facilities at March 31, 2019.

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

There have been no material changes in our critical accounting policies from those previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2018 and during the three months ended March 31, 2019, approximately 59% of our sales from continuing operations were attributable to our operations outside of the United States. Approximately 54% of sales in fiscal 2018 were denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility and our 2017 Term Loan Facility are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At March 31, 2019 and December 31, 2018, we had $37.6 million and $6.5 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to nine months. As of March 31, 2019, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.2 million. As of December 31, 2018, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.3 million. The fair value of these financial instruments would hypothetically decrease by $4.0 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, 2017 Term Loan Facility and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.25% to 1.75% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.25% to 0.75% per annum, based on availability. Interest on the 2017 Term Loan Facility accrues, at our option, equal to either (i) the published LIBOR rate, plus a margin of 2.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 2.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus 1.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 1.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum. In no event will the LIBOR rate be less than 0.00% at any time. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $3.5 million for each 1.00% increase in interest rates.

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

Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as set forth below, during the quarter ended March 31, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2019, we implemented a new lease accounting system and process in response to the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019. These implementations resulted in a material change in a component of our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the first quarter of 2019 or from March 31, 2019 through the date of filing this Quarterly Report on Form 10-Q.
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

The Company's share repurchase activity for each of the three months in the quarter ended March 31, 2019, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(in millions, except share and per share data)
January 2019	75,126	$13.29	75,126
February 2019	134,903	$14.06	134,903
March 2019	60,183	$13.27	60,183
Total	270,212	$13.69	270,212	$117.8
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following is an index of the exhibits included in this report:

Exhibit Number:

10.1*	Employment Agreement, dated as of January 1, 2013, between Mold-Masters (2007) Limited and Ling An-Heid.
10.2*	Employment Contract for Managing Director, dated as of June 1, 2003, between Cimcool Industrial Products B.V. and Gerrit Jue.
10.3*	Assignment Agreement, dated as of September 22, 2016, between Cimcool Industrial Products B.V., Milacron LLC and Gerrit Jue.
10.4*	Severance Agreement, dated as of February 1, 2019, between Milacron Holdings Corp. and Mark Miller.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Milacron Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*Filed herewith pursuant to Item 601(b)(10)(iii)(a) of Regulation S-K. Ms. An-Heid and Messrs. Jue and Miller became named executive officers during the reporting period covered by this Quarterly Report on Form 10-Q.

**The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Milacron Holdings Corp.

Date: May 2, 2019	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer