Form 10-Q
period 2019-06-30
Milacron Holdings Corp.
filed 2019-08-01
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.
Commission File Number 001-37458
___________________________
Milacron Holdings Corp.
(Exact name of registrant as specified in its charter)
___________________________

Delaware				80-0798640
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification Number)
10200 Alliance Road, Suite 200
	Cincinnati,	Ohio	45242
(Address of principal executive offices, including zip code)
	(513)	487-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	MCRN	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At June 30, 2019, there were 70,518,930 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2019

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

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019
	(Unaudited)	December 31, 2018
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$152.2	$184.0
Accounts receivable, net	151.5	146.3
Inventories, net:
Raw materials	77.4	73.2
Work-in-process	42.8	46.7
Finished products	128.8	118.6
Total inventories, net	249.0	238.5
Prepaid and other current assets	41.1	49.1
Current assets held for sale	70.4	36.9
Total current assets	664.2	654.8
Property and equipment, net	206.9	215.7
Operating lease right-of-use assets	33.3	—
Goodwill	515.6	513.2
Intangible assets, net	285.9	292.7
Other noncurrent assets	24.7	29.1
Noncurrent assets held for sale	—	27.0
Total assets	$1,730.6	$1,732.5
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$1.5	$5.8
Accounts payable	101.3	116.8
Advanced billings and deposits	31.6	38.9
Accrued salaries, wages and other compensation	22.7	24.0
Other current liabilities	71.6	66.0
Current liabilities held for sale	17.0	14.9
Total current liabilities	245.7	266.4
Long-term debt	825.0	829.0
Deferred income tax liabilities	57.2	57.5
Accrued pension liabilities	27.4	27.6
Operating lease liabilities	25.7	—
Other noncurrent accrued liabilities	17.8	25.2
Total liabilities	1,198.8	1,205.7
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 71,061,804 and 70,726,800 shares issued as of June 30, 2019 and December 31, 2018, respectively, and 70,518,930 and
70,454,138 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	0.7	0.7
Capital in excess of par value	702.0	693.5
Treasury stock - at cost; 542,874 and 272,662 shares as of June 30, 2019 and December 31, 2018,
respectively	(7.2)	(3.5)
Retained deficit	(25.2)	(29.0)
Accumulated other comprehensive loss	(138.5)	(134.9)
Total shareholders’ equity	531.8	526.8
Total liabilities and shareholders’ equity	$1,730.6	$1,732.5
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Net sales	$271.4	$303.6	$520.1	$592.4
Cost of sales	184.4	196.6	348.3	385.5
Manufacturing margins	87.0	107.0	171.8	206.9
Operating expenses:
Selling, general and administrative expenses	58.3	61.3	112.4	123.4
Amortization expense	5.4	6.3	11.0	12.6
(Gain) loss on currency translation	(0.3)	1.5	(1.0)	2.2
Other (income) expense, net	(0.2)	2.2	(0.3)	9.8
Total operating expenses	63.2	71.3	122.1	148.0
Operating earnings	23.8	35.7	49.7	58.9
Interest expense, net	10.0	11.3	19.5	22.0
Loss on debt extinguishment	—	0.4	—	0.7
Other non-operating expenses	0.2	0.1	0.4	0.4
Earnings from continuing operations before income taxes	13.6	23.9	29.8	35.8
Income tax expense	8.6	8.0	15.6	13.4
Net earnings from continuing operations	5.0	15.9	14.2	22.4
Loss from discontinued operations (net of income taxes)	(0.9)	(1.0)	(10.9)	(1.6)
Net earnings	$4.1	$14.9	$3.3	$20.8

Earnings (loss) per share:
Basic:
Net earnings from continuing operations	$0.07	$0.23	$0.20	$0.32
Loss from discontinued operations	(0.01)	(0.02)	(0.15)	(0.02)
Net earnings	$0.06	$0.21	$0.05	$0.30

Diluted:
Net earnings from continuing operations	$0.07	$0.22	$0.20	$0.31
Loss from discontinued operations	(0.01)	(0.01)	(0.15)	(0.02)
Net earnings	$0.06	$0.21	$0.05	$0.29
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net earnings	$4.1	$14.9	$3.3	$20.8
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	(6.2)	(51.6)	4.9	(25.0)
Unrecognized post-retirement plan gain	0.1	0.5	0.2	0.5
Unrealized (loss) gain on hedging activities	(7.1)	1.3	(8.7)	5.7
Total other comprehensive loss, net of tax	(13.2)	(49.8)	(3.6)	(18.8)
Comprehensive (loss) income	$(9.1)	$(34.9)	$(0.3)	$2.0
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock (Shares)	Common Stock	Capital In Excess of Par Value	Treasury Stock (Shares)	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Totals
	(in millions, except share data)
Balance at December 31, 2017	69,644,918	$0.7	$675.9	—	$—	$(70.5)	$(85.4)	$520.7
Stock-based compensation activity	732,789	—	5.5	—	—	—	—	5.5
Net earnings	—	—	—	—	—	5.9	—	5.9
Other comprehensive income, net of tax	—	—	—	—	—	—	31.0	31.0
Balance at March 31, 2018	70,377,707	0.7	681.4	—	—	(64.6)	(54.4)	563.1
Stock-based compensation activity	117,413	—	4.3	—	—	—	—	4.3
Net earnings	—	—	—	—	—	14.9	—	14.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(49.8)	(49.8)
Balance at June 30, 2018	70,495,120	$0.7	$685.7	—	$—	$(49.7)	$(104.2)	$532.5

Balance at December 31, 2018	70,726,800	$0.7	$693.5	(272,662)	$(3.5)	$(29.0)	$(134.9)	$526.8
Adjustment to adopt new lease accounting standard	—	—	—	—	—	0.5	—	0.5
Stock-based compensation activity	317,861	—	4.6	—	—	—	—	4.6
Purchase of treasury stock	—	—	—	(270,212)	(3.7)	—	—	(3.7)
Net loss	—	—	—	—	—	(0.8)	—	(0.8)
Other comprehensive income, net of tax	—	—	—	—	—	—	9.6	9.6
Balance at March 31, 2019	71,044,661	0.7	698.1	(542,874)	(7.2)	(29.3)	(125.3)	537.0
Stock-based compensation activity	17,143	—	3.9	—	—	—	—	3.9
Net earnings	—	—	—	—	—	4.1	—	4.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13.2)	(13.2)
Balance at June 30, 2019	71,061,804	$0.7	$702.0	(542,874)	$(7.2)	$(25.2)	$(138.5)	$531.8
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Operating activities from continuing operations
Net earnings	$3.3	$20.8
Loss from discontinued operations (net of income taxes)	10.9	1.6
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	23.7	26.6
Unrealized (gain) loss on currency translation of intercompany advances	(1.6)	2.6
Amortization of deferred financing costs	1.1	1.7
Loss on debt extinguishment	—	0.7
Inventory write-down	0.4	—
Property and equipment impairment	0.2	—
Non-cash stock-based compensation expense	7.2	5.9
Deferred income taxes	0.7	1.5
Changes in assets and liabilities:
Accounts receivable	(7.4)	(9.0)
Inventories	(16.1)	(26.0)
Prepaid and other current assets	4.3	(1.9)
Accounts payable	(12.7)	4.4
Advanced billings and deposits	(4.6)	6.8
Other current liabilities	(8.9)	(4.0)
Other noncurrent assets	1.1	(0.2)
Other noncurrent accrued liabilities	(0.5)	(0.4)
Net cash provided by operating activities from continuing operations	1.1	31.1
Investing activities from continuing operations
Purchases of property and equipment	(24.9)	(15.8)
Proceeds from disposals of property and equipment	2.9	8.5
Net cash used in investing activities from continuing operations	(22.0)	(7.3)
Financing activities from continuing operations
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(5.0)	(50.0)
Net decrease in short-term borrowings (original maturities of 90 days or less)	(4.4)	(0.4)
Proceeds from exercise of stock options	1.3	3.9
Purchase of treasury stock	(3.7)	—
Debt issuance costs	—	(0.7)
Net cash used in financing activities from continuing operations	(11.8)	(47.2)
Total cash and cash equivalents used in continuing operations	(32.7)	(23.4)
Cash and cash equivalents provided by (used in) discontinued operations
Operating cash flows	0.2	(9.0)
Investing cash flows	(0.3)	(0.1)
Total cash and cash equivalents used in discontinued operations	(0.1)	(9.1)
Effect of exchange rate changes on cash and cash equivalents	1.0	(4.6)
Decrease in cash and cash equivalents	(31.8)	(37.1)
Cash and cash equivalents at beginning of period	184.0	187.9
Cash and cash equivalents at end of period	$152.2	$150.8
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2019 and December 31, 2018 and for the
Three and Six Months Ended June 30, 2019 and 2018
1. Background and Basis of Presentation
Milacron Holdings Corp. ("Company" or "Milacron") is a global leader in the manufacture, distribution, and service of highly engineered and customized systems used in the plastic technology and processing industry. The Company has a full-line product portfolio that includes hot runner systems, injection molding and extrusion equipment and produces process control systems, mold bases and components and maintenance, repair and operating ("MRO") supplies for plastic processing equipment and fluid technology. The Company operates throughout the world and is headquartered in Cincinnati, Ohio.
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The Company adopted ASU 2016-02 on January 1, 2019 using a modified retrospective method. There was no material impact to the Company's consolidated net earnings, shareholders' equity or cash flows. Under the modified retrospective approach, the Company did not adjust its comparative period financial information or make new lease disclosures for periods before the effective date. As permitted under ASU 2016-02, the Company also elected the package of practical expedients and will carry forward the assessment of whether contracts contain or are leases and the classification of leases.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) (ASU 2018-02). ASU 2018-02 allows for an entity to elect to reclassify from accumulated other comprehensive income (loss) to retained earnings the income tax effects on items resulting from what is commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company has elected to not reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive loss to retained earnings.

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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Discontinued Operations
On May 11, 2019, the Company entered into an Asset and Share Purchase Agreement ("Purchase Agreement") with OC Spartan Acquisition, Inc., pursuant to which the Company agreed to sell substantially all of the assets of the Company's blow molding business. This divestiture represents a strategic shift in Milacron's business and, in accordance with U.S. GAAP, qualifies as a discontinued operation. As a result, the operating results and cash flows related to the Company's blow molding business have been reflected as discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that are expected to be sold have been reflected as assets and liabilities held for sale for the current and prior periods in the Condensed Consolidated Balance Sheets. The financial information reported for the Company's Advanced Plastic Processing Technologies reporting segment excludes the activity from the Company's blow molding business.
The assets and liabilities of the Company's blow molding business that have been classified as held for sale in the Condensed Consolidated Balance Sheets are comprised of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$0.4	$—
Accounts receivable, net	7.1	6.5
Inventories, net	24.6	19.3
Prepaid and other current assets	2.1	1.5
Property and equipment, net	16.1	—
Operating lease right-of-use assets	1.2	—
Goodwill	0.6	—
Intangible assets, net	0.6	—
Current assets held for sale	$52.7	$27.3

Property and equipment, net	$—	$25.3
Goodwill	—	0.6
Intangible assets, net	—	1.1
Noncurrent assets held for sale	$—	$27.0

Accounts payable	$5.0	$6.1
Advanced billings and deposits	7.2	5.6
Accrued salaries, wages and other compensation	1.1	1.9
Other current liabilities	2.4	1.3
Operating lease liabilities	1.3	—
Current liabilities held for sale	$17.0	$14.9

As a result of the Company's decision to sell its blow molding business, the Company recognized an $8.5 million non-cash adjustment in the first quarter of 2019 to write-down the net book value of one its facilities located in Europe which is classified as held for sale as of June 30, 2019 and December 31, 2018. The facility was written down to fair value less estimated costs to sell based on a quoted market price, a level two measurement under the fair value hierarchy. The facility's assets are recorded within the Company's Advanced Plastic Processing Technologies segment and the adjustment to net book value is recorded within loss on discontinued operations for the six months ended June 30, 2019 within the Condensed Consolidated Statements of Operations. The value of the facility is classified within current assets held for sale in the Condensed Consolidated Balance Sheets at June 30, 2019.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations (continued)

The following table presents a consolidation of the captions within the Company's Condensed Consolidated Statements of Operations for the loss from discontinued operations attributable to the Company's blow molding business for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Loss from discontinued operations attributable to blow molding business
Net sales	$20.6	$24.5	$42.1	$46.1
Cost of sales	16.4	19.3	35.1	36.9
Selling, general and administrative expenses	3.4	3.9	6.5	7.9
Amortization expense	0.5	0.4	0.9	0.9
(Gain) loss on currency translation	(0.6)	0.9	(0.6)	0.4
Other expense	2.0	0.6	10.9	0.7
Pretax loss from discontinued operations	(1.1)	(0.6)	(10.7)	(0.7)
Income tax (benefit) expense	(0.2)	0.4	0.2	0.9
Loss from discontinued operations	$(0.9)	$(1.0)	$(10.9)	$(1.6)

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

	Three Months Ended June 30, 2019
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$96.3	$34.6	$12.9	$143.8
Europe	5.1	28.8	10.9	44.8
China	1.0	25.1	3.0	29.1
India	26.2	4.1	0.2	30.5
Other	9.3	11.3	2.6	23.2
Total	$137.9	$103.9	$29.6	$271.4

End markets:
Automotive	$21.0	$25.9	$6.3	$53.2
Packaging	21.7	12.0	0.1	33.8
Consumer goods	18.2	18.6	1.6	38.4
Electronics	6.2	7.4	0.8	14.4
Medical	7.1	8.6	0.2	15.9
Construction	24.4	0.3	—	24.7
Custom molders and other	39.0	—	—	39.0
Mold makers and other	—	27.4	—	27.4
Job shops and other	—	—	9.6	9.6
Distributors	0.3	3.7	11.0	15.0
Total	$137.9	$103.9	$29.6	$271.4

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Revenue (continued)

	Three Months Ended June 30, 2018
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$94.2	$34.8	$13.2	$142.2
Europe	13.7	33.4	13.4	60.5
China	4.9	39.8	3.5	48.2
India	27.8	3.7	0.4	31.9
Other	5.3	12.4	3.1	20.8
Total	$145.9	$124.1	$33.6	$303.6

End markets:
Automotive	$19.7	$24.8	$7.9	$52.4
Packaging	20.7	13.2	—	33.9
Consumer goods	20.5	20.4	1.6	42.5
Electronics	13.1	18.3	1.9	33.3
Medical	5.1	9.0	0.2	14.3
Construction	23.1	0.4	—	23.5
Custom molders and other	43.4	—	—	43.4
Mold makers and other	—	35.2	—	35.2
Job shops and other	—	—	9.2	9.2
Distributors	0.3	2.8	12.8	15.9
Total	$145.9	$124.1	$33.6	$303.6

	Six Months Ended June 30, 2019
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$170.4	$70.8	$25.5	$266.7
Europe	11.3	57.1	22.3	90.7
China	1.9	46.1	5.5	53.5
India	58.5	8.0	0.4	66.9
Other	15.2	21.9	5.2	42.3
Total	$257.3	$203.9	$58.9	$520.1

End markets:
Automotive	$44.4	$49.2	$12.5	$106.1
Packaging	35.4	23.8	0.1	59.3
Consumer goods	34.4	36.2	3.0	73.6
Electronics	14.2	12.2	1.8	28.2
Medical	13.7	16.7	0.4	30.8
Construction	44.4	0.7	—	45.1
Custom molders and other	70.4	—	—	70.4
Mold makers and other	—	58.2	—	58.2
Job shops and other	—	—	18.7	18.7
Distributors	0.4	6.9	22.4	29.7
Total	$257.3	$203.9	$58.9	$520.1

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Revenue (continued)

	Six Months Ended June 30, 2018
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$174.5	$70.6	$26.0	$271.1
Europe	30.3	66.6	26.0	122.9
China	9.9	71.9	6.3	88.1
India	59.2	7.5	0.7	67.4
Other	12.3	24.0	6.6	42.9
Total	$286.2	$240.6	$65.6	$592.4

End markets:
Automotive	$41.3	$53.9	$14.7	$109.9
Packaging	43.3	25.2	0.1	68.6
Consumer goods	35.4	42.2	3.0	80.6
Electronics	24.4	27.4	3.7	55.5
Medical	9.4	16.6	0.4	26.4
Construction	48.4	0.8	—	49.2
Custom molders and other	83.5	—	—	83.5
Mold makers and other	—	69.2	—	69.2
Job shops and other	—	—	18.1	18.1
Distributors	0.5	5.3	25.6	31.4
Total	$286.2	$240.6	$65.6	$592.4

We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to receive consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract.
Significant changes in the contract liabilities balances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Balance at beginning of period	$43.6	$64.7	$38.9	$52.4
Additional advanced billings and deposits received	75.3	75.3	147.1	168.6
Revenue recognized	(86.1)	(80.4)	(152.6)	(160.9)
Foreign currency translation adjustments and other	(1.2)	(2.6)	(1.8)	(3.1)
Balance at end of period	$31.6	$57.0	$31.6	$57.0

Sales, value-add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions are recognized as expense when the products are sold.
The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As permitted by ASC 606, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the six months ended June 30, 2019:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2018	$35.0	$431.3	$46.9	$—	$513.2
Foreign currency translation adjustments	—	2.4	—	—	2.4
Balance at June 30, 2019	$35.0	$433.7	$46.9	$—	$515.6

There were no goodwill impairment charges during the three and six months ended June 30, 2019 and 2018.
The following table summarizes the Company’s other intangible assets at June 30, 2019:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$36.0	$20.9	$15.1
Technology	114.6	58.9	55.7
Customer relationships	214.6	136.3	78.3
Total intangible assets subject to amortization	365.2	216.1	149.1
Trademarks, not subject to amortization	136.8	—	136.8
Total	$502.0	$216.1	$285.9

The following table summarizes the Company’s other intangible assets at December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$35.7	$19.6	$16.1
Technology	110.9	53.0	57.9
Customer relationships	213.7	130.7	83.0
Total intangible assets subject to amortization	360.3	203.3	157.0
Trademarks, not subject to amortization	135.7	—	135.7
Total	$496.0	$203.3	$292.7

Consolidated amortization expense related to intangible assets subject to amortization was $5.4 million and $6.3 million for the three months ended June 30, 2019 and 2018, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $11.0 million and $12.6 million for the six months ended June 30, 2019 and 2018, respectively.
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
6. Debt
Debt for the Company consists of the following:

	June 30, 2019			December 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
Senior secured term loan facility due September 2023	$832.5	$7.8	$824.7	$837.5	$8.7	$828.8
Borrowings under other lines of credit	1.5	—	1.5	5.8	—	5.8
Capital lease obligations and other	0.3	—	0.3	0.3	—	0.3
Total debt	834.3	7.8	826.5	843.6	8.7	834.9
Less current portion	(1.5)	—	(1.5)	(5.9)	—	(5.9)
Total debt less current portion	$832.8	$7.8	$825.0	$837.7	$8.7	$829.0

On February 28, 2018 and April 30, 2018, the Company made voluntary $25.0 million principal payments, totaling $50.0 million, on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility"). As a result of these transactions, the Company recognized a loss on debt extinguishment of $0.4 million for the three months ended June 30, 2018, and $0.7 million for the six months ended June 30, 2018, related to the write-off of deferred financing costs associated with the 2017 Term Loan Facility.
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
7. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. The service cost was $0.1 million for the three months ended June 30, 2019 and 2018, and $0.1 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively, and is included in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The other components of net periodic pension costs totaled $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million for the six months ended June 30, 2019 and 2018 and are included in other non-operating expenses in the Condensed Consolidated Statements of Operations.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Net Earnings Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings from continuing operations per share ("EPS") computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except common share and per common share amounts)
Numerator:
Net earnings from continuing operations	$5.0	$15.9	$14.2	$22.4
Denominator:
Denominator for basic EPS–weighted-average common shares	70,133,036	69,646,435	70,065,189	69,432,137
Dilutive effect of stock-based compensation arrangements	1,121,219	2,057,285	1,149,070	2,193,326
Denominator for diluted EPS–adjusted weighted-average common shares	71,254,255	71,703,720	71,214,259	71,625,463

Basic EPS from continuing operations	$0.07	$0.23	$0.20	$0.32
Diluted EPS from continuing operations	$0.07	$0.22	$0.20	$0.31

The diluted EPS calculation for the three and six months ended June 30, 2019 and 2018 excludes the effect of 1.1 million and 0.9 million outstanding stock options, respectively, as their effect is anti-dilutive. The diluted EPS calculation for the three and six months ended June 30, 2019 and 2018 excludes the effect of 0.5 million and 0.2 million outstanding performance stock units, respectively, as the performance criteria has not yet been achieved.
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
Foreign Currency Forward Contracts
The Company currently hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $22.9 million at June 30, 2019. There were no foreign currency forward contracts outstanding at December 31, 2018. As of June 30, 2019, all of the Company’s outstanding instruments mature within the next six months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $0.1 million at June 30, 2019 and is included in prepaid and other current assets in the Condensed Consolidated Balance Sheets.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the six months ended June 30, 2019, the Company recognized losses of $0.2 million related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Condensed Consolidated Statements of Operations and are classified within (gain) loss on currency translation. The fair value of these derivative instruments not designated as hedges was insignificant at June 30, 2019 and December 31, 2018.
Interest Rate Swap Agreements
The Company is exposed to changes in interest rates on its variable rate debt. In order to manage this risk, on February 16, 2017, Milacron LLC, a wholly-owned subsidiary of the Company, entered into two interest rate swap transactions effective for a four-year period beginning January 31, 2018 with a total notional amount of $400.0 million. The interest rate swaps are intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt outstanding under the 2017 Term Loan Facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The interest rate swaps provide for the Company to pay a fixed rate of 2.062% per annum on such portion of the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetically fixed rate of 2.062% plus the loan spread for the term and debt hedged.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

The following table provides the effect of the Company’s foreign currency forward contracts, interest rate swaps and cross-currency interest rate swaps designated as cash flow hedges on the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 and 2018:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three Months Ended June 30, 2019
Foreign exchange contracts	$0.2	$0.3
Interest rate swaps	$(7.0)	$0.3
Cross-currency interest rate swaps	$(1.3)	$0.5
Three Months Ended June 30, 2018
Foreign exchange contracts	$(0.8)	$0.2
Interest rate swaps	$2.6	$—

Six Months Ended June 30, 2019
Foreign exchange contracts	$0.5	$0.3
Interest rate swaps	$(10.5)	$0.8
Cross-currency interest rate swaps	$1.0	$1.0
Six Months Ended June 30, 2018
Foreign exchange contracts	$(1.0)	$0.2
Interest rate swaps	$8.4	$—

All gains (losses) that are reclassified from accumulated other comprehensive loss into income (effective portion) are classified in (gain) loss on currency translation or cost of sales within the Condensed Consolidated Statements of Operations. The gain (loss) recognized related to the ineffective portion of the foreign exchange contracts was immaterial for all periods presented.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 were as follows:

	Balance Sheet Location	Total	Level 1	Level 2	Level 3
		(in millions)
June 30, 2019
Foreign currency forward contracts (asset position)	Prepaid and other current assets	$0.1	$—	$0.1	$—
Interest rate swap agreements (liability position)	Other current liabilities	$0.8	$—	$0.8	$—
Interest rate swap agreements (liability position)	Other noncurrent accrued liabilities	$3.6	$—	$3.6	$—
Cross-currency interest rate swap agreements (asset position)	Prepaid and other current assets	$1.8	$—	$1.8	$—
Cross-currency interest rate swap agreements (liability position)	Other current liabilities	$0.7	$—	$0.7	$—
Cross-currency interest rate swap agreements (liability position)	Other noncurrent accrued liabilities	$1.7	$—	$1.7	$—
December 31, 2018
Interest rate swap agreements (asset position)	Prepaid and other current assets	$1.9	$—	$1.9	$—
Cross-currency interest rate swap agreements (asset position)	Prepaid and other current assets	$1.9	$—	$1.9	$—
Interest rate swap agreements (asset position)	Other noncurrent assets	$2.5	$—	$2.5	$—
Cross-currency interest rate swap agreements (liability position)	Other current liabilities	$0.3	$—	$0.3	$—
Cross-currency interest rate swap agreements (liability position)	Other noncurrent accrued liabilities	$2.1	$—	$2.1	$—

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at March 31, 2018	$(51.7)	$(7.2)	$4.5	$(54.4)
Other comprehensive (loss) income before reclassifications	(51.6)	0.3	1.5	(49.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(0.2)	—
Other comprehensive (loss) income	(51.6)	0.5	1.3	(49.8)
Balance at June 30, 2018	$(103.3)	$(6.7)	$5.8	$(104.2)

Balance at March 31, 2019	$(121.4)	$(5.1)	$1.2	$(125.3)
Other comprehensive (loss) income before reclassifications	(6.2)	0.1	(6.3)	(12.4)
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.8)	(0.8)
Other comprehensive (loss) income	(6.2)	0.1	(7.1)	(13.2)
Balance at June 30, 2019	$(127.6)	$(5.0)	$(5.9)	$(138.5)

Balance at December 31, 2017	$(78.3)	$(7.2)	$0.1	$(85.4)
Other comprehensive (loss) income before reclassifications	(25.0)	0.2	5.9	(18.9)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	(0.2)	0.1
Other comprehensive (loss) income	(25.0)	0.5	5.7	(18.8)
Balance at June 30, 2018	$(103.3)	$(6.7)	$5.8	$(104.2)

Balance at December 31, 2018	$(132.5)	$(5.2)	$2.8	$(134.9)
Other comprehensive income (loss) before reclassifications	4.9	0.1	(7.1)	(2.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	(1.6)	(1.5)
Other comprehensive income (loss)	4.9	0.2	(8.7)	(3.6)
Balance at June 30, 2019	$(127.6)	$(5.0)	$(5.9)	$(138.5)

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2019 and 2018:

	Classification	Three Months Ended June 30,
	of Expense	2019	2018
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$—	$(0.2)
Tax benefit	(c)	—	—
Adjustment of pension and post-retirement obligations, net of tax		—	(0.2)
Derivative financial instruments:
Loss on derivative financial instruments	(b)	1.1	0.2
Tax benefit	(c)	(0.3)	—
Loss on derivative financial instruments, net of tax		0.8	0.2
Total reclassifications from accumulated other comprehensive income (loss)		$0.8	$—

	Classification	Six Months Ended June 30,
	of Expense	2019	2018
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.1)	$(0.3)
Tax benefit	(c)	—	—
Adjustment of pension and post-retirement obligations, net of tax		(0.1)	(0.3)
Derivative financial instruments:
Loss on derivative financial instruments	(b)	2.1	0.2
Tax benefit	(c)	(0.5)	—
Loss on derivative financial instruments, net of tax		1.6	0.2
Total reclassifications from accumulated other comprehensive loss		$1.5	$(0.1)

(a)	Amount is included in the calculation of pension cost within other non-operating expenses in the Condensed Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and (gain) loss on currency translation in the Condensed Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Condensed Consolidated Statements of Operations.
12. Warranty Reserves
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and is periodically adjusted to reflect actual experience.
The following table summarizes changes in the Company’s warranty reserves for the periods indicated. Accrued warranty reserves are included in other current liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Balance at beginning of period	$8.0	$10.0	$8.7	$9.7
Warranty expense	4.8	2.9	7.3	6.8
Warranty claims paid	(2.9)	(3.3)	(6.2)	(7.0)
Foreign currency translation adjustments	—	(0.4)	0.1	(0.3)
Balance at end of period	$9.9	$9.2	$9.9	$9.2

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Restructuring and Facilities

2019 Actions
During the first quarter of 2019, the Company entered into an agreement to purchase a manufacturing facility located in Baden-Baden, Germany which was previously leased by the Company. The purchase price was €6.8 million, or approximately $7.8 million. In connection with this transaction, the Company has committed to a plan to sell the facility with the intention of entering into a corresponding new lease agreement. As of June 30, 2019, this facility met the held-for-sale criteria set forth in U.S. GAAP, resulting in the classification of $8.1 million of property and equipment as held-for-sale and the facility remains held-for-sale at June 30, 2019. No adjustment to book value was recognized during the three and six months ended June 30, 2019 and the book value of the facility is classified within current assets held for sale in the Condensed Consolidated Balance Sheets at June 30, 2019. The Baden-Baden, Germany facility is reported within the Melt Delivery and Control Systems segment.

2018 Actions
In connection with the Company's organizational redesign initiatives in Europe, the Company has committed to a plan to sell its facility located in Malterdingen, Germany. As of June 30, 2019 and December 31, 2018, this facility met the held-for-sale criteria set forth in U.S. GAAP, resulting in the classification of $9.6 million of property and equipment as held-for-sale. No adjustment to book value was recognized during the three and six months ended June 30, 2019 and the book value of the facility is classified within current assets held for sale in the Condensed Consolidated Balance Sheets at June 30, 2019. The Malterdingen, Germany facility is reported within the Advanced Plastic Processing Technologies segment.
2016 Actions
On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic, United States and India. During the three months ended March 31, 2018, the Company identified additional employees to be included within the Company's existing restructuring plan. During the three and six months ended June 30, 2018, the Company recorded severance expense of $3.2 million and $9.6 million, respectively, related to this restructuring plan which is included within other (income) expense, net in the Condensed Consolidated Statements of Operations. As the employees were required to render service in order to receive the termination benefits, the associated liability and expense were recognized ratably over the future service period. At December 31, 2018, the total remaining liability related to this plan was $8.3 million and is included in other current liabilities in the Condensed Consolidated Balance Sheets. Substantially all of these costs resulted in cash expenditures and were substantially complete by March 31, 2019.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Leases
We have operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. Leases with an initial term of 12 months or less are not recorded on the Company's Condensed Consolidated Balance Sheets with lease expense for these leases recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of 1 year to 13 years, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 1 year. Operating lease expense for the three and six months ended June 30, 2019 was $2.9 million and $5.9 million, respectively, while financing and short-term lease expenses were insignificant.
Supplemental condensed consolidated cash flow information is as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.8	$5.8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.2	$5.7

Supplemental condensed consolidated balance sheet information related to leases at June 30, 2019 are as follows (in millions, except remaining lease term and discount rate):

Operating Leases:
Operating lease right-of-use assets	$33.3

Other current liabilities	$7.9
Operating lease liabilities	25.7
Total operating lease liabilities	$33.6

Weighted-Average Remaining Lease Term (in years):
Operating leases	6.42

Weighted-Average Discount Rate:
Operating leases	5.03%

At June 30, 2019, the maturities of operating lease liabilities are as follows (in millions):

2019 (excluding the six months ended June 30, 2019)	$6.3
2020	9.1
2021	7.1
2022	5.3
2023	4.0
Thereafter	11.8
Total lease payments	43.6
Less: Imputed interest	(10.0)
Total	$33.6

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Leases (continued)

At December 31, 2018, future minimum lease commitments under non-cancelable operating leases as determined prior to the adoption of ASC 842 were as follows (in millions):

2019	$8.9
2020	6.2
2021	4.4
2022	3.5
2023	2.5
Thereafter	2.9
Future minimum lease commitments	$28.4

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
The following table summarizes total assets by segment:

	June 30, 2019	December 31, 2018
	(in millions)
Advanced Plastic Processing Technologies	$486.3	$482.3
Melt Delivery and Control Systems	1,049.2	1,030.6
Fluid Technologies	150.1	145.3
Corporate	45.0	74.3
Total assets	$1,730.6	$1,732.5
The following table summarizes long-lived assets, net by segment:

	June 30, 2019	December 31, 2018
	(in millions)
Advanced Plastic Processing Technologies	$98.8	$82.1
Melt Delivery and Control Systems	110.8	109.6
Fluid Technologies	23.5	17.7
Corporate	7.1	6.3
Total long-lived assets, net	$240.2	$215.7
The following tables summarize segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$137.9	$145.9	$257.3	$286.2
Melt Delivery and Control Systems	103.9	124.1	203.9	240.6
Fluid Technologies	29.6	33.6	58.9	65.6
Total net sales to external customers	$271.4	$303.6	$520.1	$592.4

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Business Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$13.5	$11.1	$25.6	$13.8
Melt Delivery and Control Systems	20.0	30.3	38.4	57.0
Fluid Technologies	5.6	6.4	11.0	12.4
Corporate	(15.3)	(12.1)	(25.3)	(24.3)
Total operating earnings	$23.8	$35.7	$49.7	$58.9
Capital expenditures:
Advanced Plastic Processing Technologies	$3.9	$2.9	$10.2	$5.1
Melt Delivery and Control Systems	2.2	4.7	13.2	8.8
Fluid Technologies	0.8	0.3	1.5	0.9
Corporate	—	0.7	—	1.0
Total capital expenditures	$6.9	$8.6	$24.9	$15.8
Depreciation and amortization:
Advanced Plastic Processing Technologies	$2.8	$3.6	$5.5	$6.9
Melt Delivery and Control Systems	7.8	8.4	15.6	16.9
Fluid Technologies	0.8	1.1	1.8	2.2
Corporate	0.4	0.3	0.8	0.6
Total depreciation and amortization	$11.8	$13.4	$23.7	$26.6

The following tables summarize net sales to external customers and long-lived assets, net by country:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net sales to external customers:
United States	$128.2	$122.9	$231.2	$231.3
China	29.1	48.2	53.5	88.1
India	30.5	31.9	66.9	67.4
Rest of World	83.6	100.6	168.5	205.6
Total net sales to external customers	$271.4	$303.6	$520.1	$592.4

	June 30, 2019	December 31, 2018
	(in millions)
Long-lived assets, net:
United States	$74.8	$63.3
China	51.2	48.4
India	42.9	37.9
Czech Republic	19.0	18.7
Canada	27.2	29.0
Rest of World	25.1	18.4
Total long-lived assets, net	$240.2	$215.7

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Subsequent Events
On July 1, 2019, the Company completed the sale of substantially all of the Company's blow molding business. The sale was completed pursuant to Purchase Agreement, dated as of May 11, 2019, between the Company and OC Spartan Acquisition, Inc. The sale generated $51.9 million of proceeds and on July 3, 2019, the Company made a $52.0 million principal payment on the 2017 Term Loan Facility.

On July 12, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hillenbrand, Inc. ("Hillenbrand") and Bengal Delaware Holding Corporation, a wholly-owned subsidiary of Hillenbrand, under which Hillenbrand will acquire the Company in a cash and stock transaction (the "Merger").

Under the terms of the Merger Agreement, at the time the Merger becomes effective (the "Effective Time") each Company common share issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive (1) $11.80 in cash, without interest, and (2) 0.1612 shares of Hillenbrand common stock.

The closing of the Merger is subject to the adoption of the Merger Agreement by the Company’s shareholders and other customary closing conditions.
On August 1, 2019, the Company's wholly-owned subsidiary Mold-Masters Europa GmbH ("Mold-Masters") closed on the sale of a property located in Baden-Baden, Germany for €7.4 million, or approximately $8.2 million. Simultaneously, Mold-Masters entered into an agreement with the buyer to lease the property for fifteen years.
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
Our APPT segment designs, manufactures and sells plastic processing equipment and systems, which include injection molding, extrusion and auxiliary systems along with the related parts and service, whereas our MDCS segment designs, manufactures and sells hot runner and process control systems, mold bases and components, and sells maintenance, repair and operating (“MRO”) supplies. Hot runner systems are designed for each product a customer manufactures on an injection molding machine. Our Fluids segment is a global manufacturer of synthetic and semi-synthetic lubricants and coolants.
We are the only global company with a full-line product portfolio that includes hot runner systems, injection molding and extrusion equipment. We maintain strong market positions across these products, as well as leading positions in process control systems, mold bases and components, MRO supplies and fluid technology.
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

Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our MDCS and Fluids segments are considered to be consumable and, when combined with our APPT consumable product lines, consumables accounted for 67% of total fiscal 2018 sales and 69% and 71% of our sales for the three and six months ended June 30, 2019, respectively. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
Our customers consist of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 51% in North America, 17% in Europe, 10% in China, 13% in India and 9% in the rest of the world for the six months ended June 30, 2019.
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
Discontinued Operations
On May 11, 2019, the Company entered into an Asset and Share Purchase Agreement ("Purchase Agreement") with OC Spartan Acquisition, Inc., pursuant to which the Company agreed to sell substantially all of the assets of the Company's blow molding business. The sale was completed on July 1, 2019. This divestiture represents a strategic shift in Milacron's business and, in accordance with United States generally accepted accounting principles ("U.S. GAAP"), qualifies as a discontinued operation. As a result, the operating results and cash flows related to the Company's blow molding business have been reflected as discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that are expected to be sold have been reflected as assets and liabilities held for sale for the current and prior periods in the Condensed Consolidated Balance Sheets. The financial information reported for the Company's Advanced Plastic Processing Technologies reporting segment exclude the activity from the blow molding business.
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
Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 66% of APPT sales for the six months ended June 30, 2019 occurring in North America, demand is also impacted by customers bringing manufacturing operations back to North America.

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
New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders in the second quarter of 2019 were $235.7 million, a decrease of $84.4 million, or 26.4%, compared to $320.1 million in the second quarter of 2018. Excluding $6.6 million of unfavorable effects of foreign currency movements, new orders decreased 24.3% compared to the prior year period. New orders were primarily impacted by declines in our equipment businesses in North America and India and our hot runner businesses in China and North America. End market declines were primarily driven by the automotive, custom molders and electronics end markets.
New orders in the first six months of 2019 were $511.0 million, a decrease of $117.6 million, or 18.7%, compared to $628.6 million in the first six months of 2018. Excluding $16.4 million of unfavorable effects of foreign currency movements, new orders decreased 16.1% compared to the prior year period. New orders were primarily impacted by declines in our equipment businesses in North America and India and our hot runner businesses in China and Europe. End market declines were primarily driven by the automotive, custom molders, electronics and consumer goods end markets.

Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at June 30, 2019 was $191.1 million, a decrease of $8.1 million from December 31, 2018 and a decrease of $68.6 million from June 30, 2018. Excluding $0.9 million of favorable effects of foreign currency movements, backlog decreased 4.5% compared to December 31, 2018. The decrease in our backlog at June 30, 2019 compared to December 31, 2018 is primarily driven by our equipment business in India. Excluding $0.5 million of unfavorable effects of foreign currency movements, backlog decreased 26.2% compared to June 30, 2018. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact our ability to fill the orders.
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
Executive Overview
For the second quarter of 2019, we reported sales of $271.4 million, operating earnings of $23.8 million and net earnings from continuing operations of $5.0 million. This compares to sales of $303.6 million, operating earnings of $35.7 million and net earnings from continuing operations of $15.9 million for the second quarter of 2018. Excluding $7.1 million of unfavorable effects of foreign currency movements, sales decreased 8.3% compared to the prior year period. We generated $49.1 million in adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), or 18.1% of sales, during the second quarter of 2019 compared to $60.6 million in Adjusted EBITDA, or 20.0% of sales, during the second quarter of 2018.

For the first six months of 2019, we reported sales of $520.1 million, operating earnings of $49.7 million and net earnings from continuing operations of $14.2 million. This compares to sales of $592.4 million, operating earnings of $58.9 million and net earnings from continuing operations of $22.4 million for the first six months of 2018. Excluding $17.0 million of unfavorable effects of foreign currency movements, sales decreased 9.3% compared to the prior year period. We generated $90.1 million in Adjusted EBITDA, or 17.3% of sales, during the first six months of 2019 compared to $114.2 million in Adjusted EBITDA, or 19.3% of sales, during the first six months of 2018.
Advanced Plastic Processing Technologies
Our APPT segment generated $137.9 million in sales, operating earnings of $13.5 million and $19.7 million in Adjusted EBITDA, or 14.3% of sales, before corporate expenses, for the second quarter of 2019 compared to $145.9 million in sales, operating earnings of $11.1 million and $19.2 million in Adjusted EBITDA, or 13.2% of sales, before corporate expenses, in the same period of 2018. Excluding $1.6 million of unfavorable effects of foreign currency movements, sales decreased 4.4% compared to the prior year period.
For the six months ended June 30, 2019, APPT generated $257.3 million in sales, operating earnings of $25.6 million and $34.4 million in Adjusted EBITDA, or 13.4% of sales, before corporate expenses, compared to $286.2 million in sales, operating earnings of $13.8 million and $35.4 million in Adjusted EBITDA, or 12.4% of sales, before corporate expenses, in the same period of 2018. Excluding $5.4 million of unfavorable effects of foreign currency movements, sales decreased 8.2% compared to the prior year period.
Melt Delivery and Control Systems
Our MDCS segment generated $103.9 million in sales, operating earnings of $20.0 million and $29.4 million in Adjusted EBITDA, or 28.3% of sales, before corporate expenses, for the second quarter of 2019 compared to $124.1 million in sales, operating earnings of $30.3 million and $40.5 million in Adjusted EBITDA, or 32.6% of sales, before corporate expenses, in the same period of 2018. Excluding $4.3 million of unfavorable effects of foreign currency movements, sales decreased 12.8% compared to the prior year period.
For the six months ended June 30, 2019, MDCS generated $203.9 million in sales, operating earnings of $38.4 million and $55.2 million in Adjusted EBITDA, or 27.1% of sales, before corporate expenses, compared to $240.6 million in sales, operating earnings of $57.0 million and $78.7 million in Adjusted EBITDA, or 32.7% of sales, before corporate expenses, in the same period of 2018. Excluding $8.9 million of unfavorable effects of foreign currency movements, sales decreased 11.6% compared to the prior year period.

Fluid Technologies
Our Fluids segment generated $29.6 million in sales, operating earnings of $5.6 million and $6.4 million in Adjusted EBITDA, or 21.6% of sales, before corporate expenses, for the second quarter of 2019 compared to $33.6 million in sales, operating earnings of $6.4 million and $7.6 million in Adjusted EBITDA, or 22.6% of sales, before corporate expenses, in the same period of 2018. Excluding $1.2 million of unfavorable effects of foreign currency movements, sales decreased 8.3% compared to the prior year period.
For the six months ended June 30, 2019, Fluids generated $58.9 million in sales, operating earnings of $11.0 million and $12.8 million in Adjusted EBITDA, or 21.7% of sales, before corporate expenses, compared to $65.6 million in sales, operating earnings of $12.4 million and $14.7 million in Adjusted EBITDA, or 22.4% of sales, before corporate expenses, in the same period of 2018. Excluding $2.7 million of unfavorable effects of foreign currency movements, sales decreased 6.1% compared to the prior year period.
Liquidity
In the six months ended June 30, 2019, cash decreased $31.8 million primarily as a result of capital expenditures, a $5.0 million voluntary payment on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility") as well as the purchase of treasury stock. Operating activities from continuing operations generated $1.1 million of cash in the first six months of 2019 compared to generating $31.1 million of cash in the same period of 2018. The decrease was primarily driven by an increase in working capital. Investing activities from continuing operations used $22.0 million of cash in the first six months of 2019 primarily due to capital expenditures, including the purchase of a manufacturing facility located in Baden-Baden, Germany which was previously leased by the Company. Financing activities from continuing operations used $11.8 million of cash in the first six months of 2019 primarily as a result of our $5.0 million voluntary principal payment on the 2017 Term Loan Facility as well as the purchase of treasury stock.
Cash on hand at June 30, 2019 was $152.2 million, and we had approximately $70.0 million available for borrowing under our asset-based and other credit facilities.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
The following table summarizes the results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net sales	$271.4	$303.6	$520.1	$592.4
Cost of sales	184.4	196.6	348.3	385.5
Manufacturing margins	87.0	107.0	171.8	206.9
Operating expenses:
Selling, general and administrative expenses	58.3	61.3	112.4	123.4
Amortization expense	5.4	6.3	11.0	12.6
(Gain) loss on currency translation	(0.3)	1.5	(1.0)	2.2
Other (income) expense, net	(0.2)	2.2	(0.3)	9.8
Total operating expenses	63.2	71.3	122.1	148.0
Operating earnings	23.8	35.7	49.7	58.9
Interest expense, net	10.0	11.3	19.5	22.0
Loss on debt extinguishment	—	0.4	—	0.7
Other non-operating expenses	0.2	0.1	0.4	0.4
Earnings from continuing operations before income taxes	13.6	23.9	29.8	35.8
Income tax expense	8.6	8.0	15.6	13.4
Net earnings from continuing operations	5.0	15.9	14.2	22.4
Loss from discontinued operations (net of income taxes)	(0.9)	(1.0)	(10.9)	(1.6)
Net earnings	$4.1	$14.9	$3.3	$20.8

We may refer to net sales or other historical financial information on a “constant currency basis,” which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under U.S. GAAP, and should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP.
Net Sales
Sales for the three months ended June 30, 2019 were $271.4 million compared to $303.6 million for the three months ended June 30, 2018, a decrease of $32.2 million, or 10.6%. Excluding $7.1 million of unfavorable effects of foreign currency movements, sales decreased 8.3%, on a constant currency basis, compared to the prior year period. Sales were primarily impacted by a decline in our equipment business in Europe and our hot runner businesses in China and Europe, partially offset by growth in our equipment business in North America. End market declines were primarily driven by the electronics, mold makers and custom molders end markets.
Sales for the six months ended June 30, 2019 were $520.1 million compared to $592.4 million for the six months ended June 30, 2018, a decrease of $72.3 million, or 12.2%. Excluding $17.0 million of unfavorable effects of foreign currency movements, sales decreased 9.3%, on a constant currency basis, compared to the prior year period. Sales were primarily impacted by a decline in our equipment business in Europe and our hot runner businesses in China and Europe. End market declines were primarily driven by the electronics, mold makers and custom molders end markets.
The following table sets forth our sales by segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$137.9	$145.9	$257.3	$286.2
Melt Delivery and Control Systems	103.9	124.1	203.9	240.6
Fluid Technologies	29.6	33.6	58.9	65.6
Total sales	$271.4	$303.6	$520.1	$592.4
Advanced Plastic Processing Technologies
Sales for the APPT segment for the three months ended June 30, 2019 were $137.9 million compared to $145.9 million for the three months ended June 30, 2018, a decrease of $8.0 million, or 5.5%. Excluding $1.6 million of unfavorable effects of foreign currency movements, sales decreased 4.4%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in Europe and China. End market declines were primarily driven by the electronics, consumer goods and custom molders end markets, partially offset by growth in the automotive, packaging and medical end markets.
Sales for the APPT segment for the six months ended June 30, 2019 were $257.3 million compared to $286.2 million for the six months ended June 30, 2018, a decrease of $28.9 million, or 10.1%. Excluding $5.4 million of unfavorable effects of foreign currency movements, sales decreased 8.2%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in Europe and China. End market declines were primarily driven by the electronics, packaging and custom molders end markets, partially offset by growth in the automotive end market.
Melt Delivery and Control Systems
Sales for the MDCS segment for the three months ended June 30, 2019 were $103.9 million compared to $124.1 million for the three months ended June 30, 2018, a decrease of $20.2 million, or 16.3%. Excluding $4.3 million of unfavorable effects of foreign currency movements, sales decreased 12.8%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in China and Europe, partially offset by growth in India. End market declines were primarily driven by the electronics and mold makers end markets, partially offset by growth in the automotive end market.

Sales for the MDCS segment for the six months ended June 30, 2019 were $203.9 million compared to $240.6 million for the six months ended June 30, 2018, a decrease of $36.7 million, or 15.3%. Excluding $8.9 million of unfavorable effects of foreign currency movements, sales decreased 11.6%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in China and Europe. End market declines were primarily driven by the consumer goods, mold makers and electronics end markets.
Fluid Technologies
Sales for the Fluids segment for the three months ended June 30, 2019 were $29.6 million compared to $33.6 million for the three months ended June 30, 2018, a decrease of $4.0 million, or 11.9%. Excluding $1.2 million of unfavorable effects of foreign currency movements, sales decreased 8.3%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in all major regions. End market declines were primarily driven by the electronics, distributor and automotive end markets.
Sales for the Fluids segment for the six months ended June 30, 2019 were $58.9 million compared to $65.6 million for the six months ended June 30, 2018, a decrease of $6.7 million, or 10.2%. Excluding $2.7 million of unfavorable effects of foreign currency movements, sales decreased 6.1%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in all major regions. End market declines were primarily driven by the electronics, distributor and automotive end markets.
Cost of Sales
Cost of sales for the three months ended June 30, 2019 was $184.4 million compared to $196.6 million for the three months ended June 30, 2018, a decrease of $12.2 million, or 6.2%. Cost of sales for the six months ended June 30, 2019 was $348.3 million compared to $385.5 million for the six months ended June 30, 2018, a decrease of $37.2 million, or 9.6%. The decrease is primarily due to a decline in sales volumes.
Manufacturing Margins
Our manufacturing margin (or gross margin) for the three months ended June 30, 2019 was $87.0 million compared to $107.0 million for the three months ended June 30, 2018, a decrease of $20.0 million, or 18.7%. Our manufacturing margin (or gross margin) for the six months ended June 30, 2019 was $171.8 million compared to $206.9 million for the six months ended June 30, 2018, a decrease of $35.1 million, or 17.0%.
The manufacturing margin as a percent of sales for the three months ended June 30, 2019 was 32.1% compared to 35.2% for the three months ended June 30, 2018. The manufacturing margin as a percent of sales for the six months ended June 30, 2019 was 33.0% compared to 34.9% for the six months ended June 30, 2018. The decrease in manufacturing margin is primarily related to a decrease in sales volumes within the Company's higher margin segments, MDCS and Fluids, when compared to the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2019 were $58.3 million compared to $61.3 million for the three months ended June 30, 2018, a decrease of $3.0 million, or 4.9%. Selling, general and administrative expenses for the six months ended June 30, 2019 were $112.4 million compared to $123.4 million for the six months ended June 30, 2018, a decrease of $11.0 million, or 8.9%. The decreases are primarily related to reductions in structural salary costs, selling costs associated with lower sales volumes, certain discretionary costs and favorable foreign currency translation effects.
Amortization Expense
Amortization expense related to intangible assets for the three months ended June 30, 2019 was $5.4 million compared to $6.3 million for the three months ended June 30, 2018, a decrease of $0.9 million, or 14.3%. Amortization expense related to intangible assets for the six months ended June 30, 2019 was $11.0 million compared to $12.6 million for the six months ended June 30, 2018, a decrease of $1.6 million, or 12.7%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects.
(Gain) loss on Currency Translation
The gain on currency translation for the three months ended June 30, 2019 was $0.3 million compared to a loss of $1.5 million for the three months ended June 30, 2018, resulting in a favorable change of $1.8 million. The gain on currency translation for the six months ended June 30, 2019 was $1.0 million compared to a loss of $2.2 million for the six months ended June 30, 2018, resulting in a favorable change of $3.2 million. The change primarily relates to the non-cash translation impact on intercompany advances related to the Canadian dollar, the Euro and the Czech koruna within the MDCS and Corporate segments.

Other (Income) Expense, Net
Other (income) expense, net for the three months ended June 30, 2019 was income of $0.2 million compared to expense of $2.2 million for the three months ended June 30, 2018, an improvement of $2.4 million. Other (income) expense, net for the six months ended June 30, 2019 was income of $0.3 million compared to expense of $9.8 million for the six months ended June 30, 2018, an improvement of $10.1 million. The costs recognized within other (income) expense, net in 2018 primarily relate to severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility.
Operating Earnings
Operating earnings for the three months ended June 30, 2019 were $23.8 million compared to $35.7 million for the three months ended June 30, 2018, a decrease of $11.9 million, or 33.3%. Operating earnings for the six months ended June 30, 2019 were $49.7 million compared to $58.9 million for the six months ended June 30, 2018, a decrease of $9.2 million, or 15.6%. The decrease is primarily related to a decrease in sales volumes within the Company's higher margin segments, MDCS and Fluids, when compared to the prior year, partially offset by a reduction in selling, general and administrative expenses and the wind-down of our restructuring plan at our Malterdingen, Germany facility.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2019 was $10.0 million compared to $11.3 million for the three months ended June 30, 2018, a decrease of $1.3 million, or 11.5%. Interest expense, net for the six months ended June 30, 2019 was $19.5 million compared to $22.0 million for the six months ended June 30, 2018, a decrease of $2.5 million, or 11.4%. The decreases are primarily due to a reduction in our weighted-average indebtedness as the Company made a total of $100.0 million in voluntary principal payments in 2018.
Loss on Debt Extinguishment
Loss on debt extinguishment was $0.4 million and $0.7 million for the three and six months ended June 30, 2018, respectively. The loss on debt extinguishment in 2018 relates to the write-off of deferred financing costs associated with the Company's incremental voluntary principal payments made on the 2017 Term Loan Facility.
Other Non-Operating Expense
Other non-operating expense was $0.2 million for the three months ended June 30, 2019 compared to $0.1 million for the three months ended June 30, 2018. Other non-operating expense was $0.4 million for the six months ended June 30, 2019 and 2018. Other non-operating expense includes certain components of net periodic pension cost including interest costs, expected return on plan assets and amortization of actuarial gains and losses.
Income Tax Expense
Income tax expense for the three months ended June 30, 2019 was $8.6 million compared to $8.0 million for the three months ended June 30, 2018, an increase of $0.6 million. Income tax expense for the six months ended June 30, 2019 was $15.6 million compared to $13.4 million for the six months ended June 30, 2018, an increase of $2.2 million. Income tax expense for all periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
Loss from discontinued operations
Loss from discontinued operations for the three months ended June 30, 2019 was $0.9 million compared to $1.0 million for the three months ended June 30, 2018, a decrease of $0.1 million. Loss from discontinued operations for the six months ended June 30, 2019 was $10.9 million compared to $1.6 million for the six months ended June 30, 2018, an increase of $9.3 million. The increase in the loss for the six months ended June 30, 2019 is primarily related to $8.5 million of expense to write down the net book value of one of the Company's manufacturing facilities in the Czech Republic which is classified as held for sale.
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
The following is a reconciliation of net earnings, the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net earnings	$4.1	$14.9	$3.3	$20.8
Loss from discontinued operations (net of income taxes)	0.9	1.0	10.9	1.6
Amortization expense	5.4	6.3	11.0	12.6
Currency effect on intercompany advances (a)	(0.7)	2.1	(2.3)	2.6
Organizational redesign costs (b)	3.8	4.7	4.9	16.7
Long-term equity awards (c)	4.7	3.1	7.9	5.9
Debt costs	—	0.4	—	0.7
Professional services (d)	3.4	1.9	4.1	3.6
Tax adjustments (f)	0.2	(1.3)	1.1	(4.0)
Other (e)	2.5	(0.2)	2.5	0.3
Adjusted Net Income	24.3	32.9	43.4	60.8
Income tax expense (f)	8.4	9.3	14.5	17.4
Interest expense, net	10.0	11.3	19.5	22.0
Depreciation expense	6.4	7.1	12.7	14.0
Adjusted EBITDA	$49.1	$60.6	$90.1	$114.2

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)
Organizational redesign costs in the three and six months ended June 30, 2019 primarily included $1.7 million and $2.1 million, respectively, for termination costs as a result of eliminated positions. Organizational redesign costs in the three and six months ended June 30, 2018 primarily included $4.1 million and $12.2 million, respectively, for termination costs as a result of eliminated positions.

(c)
Long-term equity awards include the charges associated with stock-based compensation awards granted to certain members of management and independent directors in the three and six months ended June 30, 2019 and 2018.

(d)
Professional fees in the three months ended June 30, 2019 and 2018 included $3.4 million and $1.9 million, respectively, of costs for strategic organizational initiatives. Professional fees in the six months ended June 30, 2019 and 2018 included $4.1 million and $3.6 million, respectively, of costs for strategic organizational initiatives.

(e)
Other costs in the three and six months ended June 30, 2019 included costs associated with the Company's blow molding business which did not qualify for discontinued operations as well as costs associated with a discontinued product line.

(f)
Tax adjustments primarily include the tax expense (benefit) associated with reconciling net earnings to Adjusted Net Income and reflects the impact to the quarterly tax provision utilizing the annual effective tax rate recomputed with anticipated tax rate reductions that have not been recognized for U.S. GAAP purposes as the Company is awaiting regulatory approval. The reductions have historically been approved although there are no guarantees that the regulatory authorities will accept the Company's applications.

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings:
APPT	$13.5	$11.1	$25.6	$13.8
MDCS	20.0	30.3	38.4	57.0
Fluids	5.6	6.4	11.0	12.4
Corporate	(15.3)	(12.1)	(25.3)	(24.3)
Total operating earnings	23.8	35.7	49.7	58.9
Other non-operating expenses	(0.2)	(0.1)	(0.4)	(0.4)
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	2.8	3.6	5.5	6.9
Currency effect on intercompany advances (a)	—	0.1	—	0.1
Organizational redesign costs (b)	1.2	4.9	1.3	14.8
Professional services (d)	—	—	—	0.1
Other	2.4	(0.4)	2.4	0.1
Total APPT Adjustments	6.4	8.2	9.2	22.0
MDCS Adjustments:
Depreciation and amortization	7.8	8.4	15.6	16.9
Currency effect on intercompany advances (a)	(1.1)	2.0	(2.1)	3.7
Organizational redesign costs (b)	2.6	(0.4)	3.2	0.9
Professional services (d)	—	0.1	—	0.1
Other	0.1	0.1	0.1	0.1
Total MDCS Adjustments	9.4	10.2	16.8	21.7
Fluids Adjustments:
Depreciation and amortization	0.8	1.1	1.8	2.2
Other	—	0.1	—	0.1
Total Fluids Adjustments	0.8	1.2	1.8	2.3
Corporate Adjustments:
Depreciation and amortization	0.4	0.3	0.8	0.6
Currency effect on intercompany advances (a)	0.4	—	(0.2)	(1.2)
Organizational redesign costs (b)	—	0.2	0.4	1.0
Long-term equity awards (c)	4.7	3.1	7.9	5.9
Professional services (d)	3.4	1.8	4.1	3.4
Total Corporate Adjustments	8.9	5.4	13.0	9.7
Adjusted EBITDA:
APPT	19.7	19.2	34.4	35.4
MDCS	29.4	40.5	55.2	78.7
Fluids	6.4	7.6	12.8	14.7
Corporate	(6.4)	(6.7)	(12.3)	(14.6)
Total Adjusted EBITDA	$49.1	$60.6	$90.1	$114.2

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)
Organizational redesign costs in the three and six months ended June 30, 2019 included $1.2 million and $1.3 million, respectively, for termination costs as a result of eliminated positions in APPT. Organizational redesign costs in the three and six months ended June 30, 2018 included $3.5 million and $11.4 million, respectively, for termination costs as a result of eliminated positions in APPT.

(c)
Long-term equity awards in Corporate include the charges associated with stock-based compensation awards granted to certain members of management and independent directors during the three and six months ended June 30, 2019 and 2018.

(d)
Professional fees incurred by Corporate in the three months ended June 30, 2019 and 2018 included $3.4 million and $1.8 million, respectively, of costs for strategic organizational initiatives. Professional fees incurred by Corporate in the six months ended June 30, 2019 and 2018 included $4.1 million and $3.4 million, respectively, of costs for strategic organizational initiatives.

The following is a reconciliation of net sales, the most comparable U.S. GAAP measure, to Pro forma Net Sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net sales	$271.4	$303.6	$520.1	$592.4
Adjustments to net sales (a)	(0.5)	(9.9)	(1.1)	(19.1)
Pro forma Net Sales	$270.9	$293.7	$519.0	$573.3

(a)
Adjustments to net sales include net sales directly attributable to certain product lines which have been discontinued or eliminated through plant closures. Adjustments for the periods presented include our European Injection equipment and Systems businesses.

The following is a reconciliation of APPT net sales, the most comparable U.S. GAAP measure, to APPT Pro forma Net Sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net sales - APPT segment	$137.9	$145.9	$257.3	$286.2
Adjustments to net sales (a)	(0.5)	(9.9)	(1.1)	(19.1)
Pro forma Net Sales - APPT segment	$137.4	$136.0	$256.2	$267.1

(a)
Adjustments to net sales include net sales directly attributable to certain product lines which have been discontinued or eliminated through plant closures. Adjustments for the periods presented include our European Injection equipment and Systems businesses.

The following is a reconciliation of new orders, the most comparable U.S. GAAP measure, to Pro forma New Orders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
New orders	$235.7	$320.1	$511.0	$628.6
Adjustments to new orders (a)	(0.6)	(4.0)	(2.1)	(12.3)
Pro forma New Orders	$235.1	$316.1	$508.9	$616.3

(a)
Adjustments to new orders include new orders directly attributable to certain product lines which have been discontinued or eliminated through plant closures. Adjustments for the periods presented include our European Injection equipment and Systems businesses.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At June 30, 2019, we had cash and cash equivalents of $152.2 million, of which $17.3 million was held in the U.S. and $134.9 million was held by subsidiaries outside of the U.S. However, if such amounts were repatriated to the U.S., additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted. For amounts we plan to repatriate, appropriate taxes have been accrued and we currently have no plans to repatriate any additional amounts for which U.S. taxes would need to be accrued.
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
At June 30, 2019, we had $55.7 million of availability under our ABL Facility and $14.3 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest. We may from time to time seek to retire our outstanding debt. Such events, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

During the six months ended June 30, 2019, we used $31.8 million of cash compared to using $37.1 million in the six months ended June 30, 2018. During the first six months of 2019, cash was used primarily for capital expenditures, a $5.0 million voluntary payment on the 2017 Term Loan Facility as well as the purchase of treasury stock. During the first six months of 2018, cash was used primarily for our $50.0 million of voluntary principal payments on the 2017 Term Loan Facility.
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and availability under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $70.0 million under these lines of credit.
The following table shows our statements of cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Statements of cash flow data
Net cash provided by operating activities from continuing operations	$1.1	$31.1
Net cash used in investing activities from continuing operations	(22.0)	(7.3)
Net cash used in financing activities from continuing operations	(11.8)	(47.2)

Cash provided by operating activities from continuing operations
Operating activities from continuing operations for the six months ended June 30, 2019 generated $1.1 million of cash compared to generating $31.1 million for the six months ended June 30, 2018. The decrease was primarily driven by an increase in working capital and a reduction in net earnings from continuing operations.
Cash used in investing activities from continuing operations
Investing activities from continuing operations for the six months ended June 30, 2019 used $22.0 million of cash compared to using $7.3 million of cash for the six months ended June 30, 2018. The increase is due mainly to an increase in capital expenditures. Additionally, during the six months ended June 30, 2018, the Company received proceeds of $8.0 million from the sale of certain manufacturing equipment in the Company's APPT segment which did not occur during the six months ended June 30, 2019.
Cash used in financing activities from continuing operations
Financing activities from continuing operations for the six months ended June 30, 2019 used $11.8 million compared to using $47.2 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, cash was primarily used for our $5.0 million voluntary principal payment on the 2017 Term Loan Facility as well as the purchase of treasury stock. During the six months ended June 30, 2018, cash was primarily used for our voluntary principal payments on the 2017 Term Loan Facility, totaling $50.0 million. This use of cash was partially offset by proceeds generated from the exercise of stock options.
Total debt, excluding unamortized discount and debt issuance costs, was $834.3 million at June 30, 2019 compared to $843.6 million at December 31, 2018. Total debt at June 30, 2019 mainly represented $832.5 million outstanding on the 2017 Term Loan Facility, while the ABL Facility was undrawn except for letter of credit issuances.

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
Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. On April 27, 2018, the ABL Facility was amended and restated to reduce each of the applicable margins in determining the interest rates on loans by 0.50% per annum, reduce the unused line fee by 0.125% per annum, extend the maturity date to April 27, 2023 and reallocate $5.0 million of availability under the ABL Facility from the German sub-facility to the U.S. sub-facility. The covenants and other terms of the ABL Facility were not significantly changed. We had approximately $29.5 million of letters of credit outstanding as of June 30, 2019.
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
Description of Other Debt
At June 30, 2019, we had $0.3 million of other borrowings and $1.5 million of borrowings under certain lines of credit and discounting programs. We also had approximately $1.5 million of outstanding letters of credit and other commitments related to these facilities at June 30, 2019.

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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2018 and during the six months ended June 30, 2019, approximately 59% and 56%. respectively, of our sales from continuing operations were attributable to our operations outside of the United States. Approximately 54% of sales in fiscal 2018 were denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility and our 2017 Term Loan Facility are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At June 30, 2019 and December 31, 2018, we had $25.6 million and $6.5 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to six months. As of June 30, 2019, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.1 million. As of December 31, 2018, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.3 million. The fair value of these financial instruments would hypothetically decrease by $2.3 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, 2017 Term Loan Facility and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.25% to 1.75% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.25% to 0.75% per annum, based on availability. Interest on the 2017 Term Loan Facility accrues, at our option, equal to either (i) the published LIBOR rate, plus a margin of 2.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 2.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus 1.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 1.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum. In no event will the LIBOR rate be less than 0.00% at any time. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $3.6 million for each 1.00% increase in interest rates.

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

Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the second quarter of 2019 or from June 30, 2019 through the date of filing this Quarterly Report on Form 10-Q.
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
The Company did not repurchase any shares during the second quarter of 2019 or from June 30, 2019 through the date of filing this Quarterly Report on Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following is an index of the exhibits included in this report:

Exhibit Number:

10.1	Asset and Share Purchase Agreement, dated as of May 11, 2019, by and between OC Spartan Acquisition, Inc. and Milacron LLC.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2012.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Milacron Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Milacron Holdings Corp.

Date: August 1, 2019	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer