Form 10-Q
period 2019-09-30
Milacron Holdings Corp.
filed 2019-11-12
CIK 1637913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☒
At September 30, 2019, there were 70,746,408 common shares, $0.01 par value per share, outstanding.

Milacron Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2019

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

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019
	(Unaudited)	December 31, 2018
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$147.8	$184.0
Accounts receivable, net	146.3	146.3
Inventories, net:
Raw materials	80.1	73.2
Work-in-process	45.4	46.7
Finished products	126.1	118.6
Total inventories, net	251.6	238.5
Prepaid and other current assets	38.1	49.1
Current assets held for sale	16.2	36.9
Total current assets	600.0	654.8
Property and equipment, net	202.3	215.7
Operating lease right-of-use assets	38.7	—
Goodwill	502.5	513.2
Intangible assets, net	275.0	292.7
Other noncurrent assets	25.1	29.1
Noncurrent assets held for sale	—	27.0
Total assets	$1,643.6	$1,732.5
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$1.4	$5.8
Accounts payable	98.8	116.8
Advanced billings and deposits	31.3	38.9
Accrued salaries, wages and other compensation	21.3	24.0
Other current liabilities	70.3	66.0
Current liabilities held for sale	—	14.9
Total current liabilities	223.1	266.4
Long-term debt	764.5	829.0
Deferred income tax liabilities	53.6	57.5
Accrued pension liabilities	25.3	27.6
Operating lease liabilities	30.7	—
Other noncurrent accrued liabilities	17.2	25.2
Total liabilities	1,114.4	1,205.7
Shareholders’ equity:
Preferred stock - $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock - $0.01 par value, 500,000,000 shares authorized; 71,289,282 and 70,726,800 shares issued as of September 30, 2019 and December 31, 2018, respectively, and 70,746,408 and
70,454,138 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	0.7	0.7
Capital in excess of par value	707.1	693.5
Treasury stock - at cost; 542,874 and 272,662 shares as of September 30, 2019 and
December 31, 2018, respectively	(7.2)	(3.5)
Retained earnings (deficit)	0.9	(29.0)
Accumulated other comprehensive loss	(172.3)	(134.9)
Total shareholders’ equity	529.2	526.8
Total liabilities and shareholders’ equity	$1,643.6	$1,732.5
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Net sales	$250.3	$282.8	$770.4	$875.2
Cost of sales	174.3	185.5	522.6	571.0
Manufacturing margins	76.0	97.3	247.8	304.2
Operating expenses:
Selling, general and administrative expenses	55.2	56.6	167.6	180.0
Amortization expense	5.1	6.2	16.1	18.8
(Gain) loss on currency translation	(1.6)	(1.1)	(2.6)	1.1
Other (income) expense, net	(2.0)	3.7	(2.3)	13.5
Total operating expenses	56.7	65.4	178.8	213.4
Operating earnings	19.3	31.9	69.0	90.8
Interest expense, net	9.2	10.6	28.7	32.6
Loss on debt extinguishment	0.7	0.3	0.7	1.0
Other non-operating expenses	0.1	0.3	0.5	0.7
Earnings from continuing operations before income taxes	9.3	20.7	39.1	56.5
Income tax expense	5.0	6.9	20.6	20.3
Net earnings from continuing operations	4.3	13.8	18.5	36.2
Earnings (loss) from discontinued operations (net of income taxes)	21.8	1.1	10.9	(0.5)
Net earnings	$26.1	$14.9	$29.4	$35.7

Earnings (loss) per share:
Basic:
Net earnings from continuing operations	$0.06	$0.20	$0.26	$0.52
Earnings (loss) from discontinued operations	0.31	0.02	0.16	(0.01)
Net earnings	$0.37	$0.22	$0.42	$0.51

Diluted:
Net earnings from continuing operations	$0.06	$0.19	$0.26	$0.50
Earnings (loss) from discontinued operations	0.30	0.02	0.15	(0.01)
Net earnings	$0.36	$0.21	$0.41	$0.49
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net earnings	$26.1	$14.9	$29.4	$35.7
Other comprehensive loss, net of tax:
Foreign currency translation loss	(35.6)	(17.7)	(30.7)	(42.7)
Unrecognized post-retirement plan gain	0.2	0.1	0.4	0.6
Unrealized gain (loss) on hedging activities	1.6	1.8	(7.1)	7.5
Total other comprehensive loss, net of tax	(33.8)	(15.8)	(37.4)	(34.6)
Comprehensive (loss) income	$(7.7)	$(0.9)	$(8.0)	$1.1
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock (Shares)	Common Stock	Capital In Excess of Par Value	Treasury Stock (Shares)	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Totals
	(in millions, except share data)
Balance at December 31, 2017	69,644,918	$0.7	$675.9	—	$—	$(70.5)	$(85.4)	$520.7
Stock-based compensation activity	732,789	—	5.5	—	—	—	—	5.5
Net earnings	—	—	—	—	—	5.9	—	5.9
Other comprehensive income, net of tax	—	—	—	—	—	—	31.0	31.0
Balance at March 31, 2018	70,377,707	0.7	681.4	—	—	(64.6)	(54.4)	563.1
Stock-based compensation activity	117,413	—	4.3	—	—	—	—	4.3
Net earnings	—	—	—	—	—	14.9	—	14.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(49.8)	(49.8)
Balance at June 30, 2018	70,495,120	0.7	685.7	—	—	(49.7)	(104.2)	532.5
Stock-based compensation activity	221,832	—	5.0	—	—	—	—	5.0
Net earnings	—	—	—	—	—	14.9	—	14.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15.8)	(15.8)
Balance at September 30, 2018	70,716,952	$0.7	$690.7	—	$—	$(34.8)	$(120.0)	$536.6

Balance at December 31, 2018	70,726,800	$0.7	$693.5	(272,662)	$(3.5)	$(29.0)	$(134.9)	$526.8
Adjustment to adopt new lease accounting standard	—	—	—	—	—	0.5	—	0.5
Stock-based compensation activity	317,861	—	4.6	—	—	—	—	4.6
Purchase of treasury stock	—	—	—	(270,212)	(3.7)	—	—	(3.7)
Net loss	—	—	—	—	—	(0.8)	—	(0.8)
Other comprehensive income, net of tax	—	—	—	—	—	—	9.6	9.6
Balance at March 31, 2019	71,044,661	0.7	698.1	(542,874)	(7.2)	(29.3)	(125.3)	537.0
Stock-based compensation activity	17,143	—	3.9	—	—	—	—	3.9
Net earnings	—	—	—	—	—	4.1	—	4.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13.2)	(13.2)
Balance at June 30, 2019	71,061,804	0.7	702.0	(542,874)	(7.2)	(25.2)	(138.5)	531.8
Stock-based compensation activity	227,478	—	5.1	—	—	—	—	5.1
Net earnings	—	—	—	—	—	26.1	—	26.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(33.8)	(33.8)
Balance at September 30, 2019	71,289,282	$0.7	$707.1	(542,874)	$(7.2)	$0.9	$(172.3)	$529.2
See accompanying notes.

MILACRON HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating activities from continuing operations
Net earnings	$29.4	$35.7
(Earnings) loss from discontinued operations (net of income taxes)	(10.9)	0.5
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	35.3	39.0
Unrealized (gain) loss on currency translation of intercompany advances	(2.2)	1.9
Amortization of deferred financing costs	1.6	2.3
Loss on debt extinguishment	0.7	1.0
Inventory write-down	3.0	—
Property and equipment impairment	0.2	—
Non-cash stock-based compensation expense	10.8	8.7
Deferred income taxes	1.5	1.7
Changes in assets and liabilities:
Accounts receivable	(4.9)	1.7
Inventories	(22.1)	(26.7)
Prepaid and other current assets	8.0	(2.9)
Accounts payable	(14.6)	(2.1)
Advanced billings and deposits	(4.5)	5.3
Other current liabilities	(18.8)	2.8
Other noncurrent assets	1.4	0.6
Other noncurrent accrued liabilities	(1.8)	(0.4)
Net cash provided by operating activities from continuing operations	12.1	69.1
Investing activities from continuing operations
Purchases of property and equipment	(31.4)	(25.0)
Proceeds from disposals of property and equipment	10.5	8.7
Proceeds from divestitures	51.1	—
Net cash provided by (used in) investing activities from continuing operations	30.2	(16.3)
Financing activities from continuing operations
Payments on long-term debt and capital lease obligations (original maturities longer than 90 days)	(66.5)	(75.1)
Net decrease in short-term borrowings (original maturities of 90 days or less)	(4.4)	(0.5)
Proceeds from exercise of stock options	2.8	6.1
Purchase of treasury stock	(3.7)	—
Debt issuance costs	—	(0.8)
Net cash used in financing activities from continuing operations	(71.8)	(70.3)
Total cash and cash equivalents used in continuing operations	(29.5)	(17.5)
Cash and cash equivalents used in discontinued operations
Operating cash flows	(3.5)	(13.7)
Investing cash flows	(0.3)	(0.2)
Total cash and cash equivalents used in discontinued operations	(3.8)	(13.9)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(6.2)
Decrease in cash and cash equivalents	(36.2)	(37.6)
Cash and cash equivalents at beginning of period	184.0	187.9
Cash and cash equivalents at end of period	$147.8	$150.3
See accompanying notes

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2019 and December 31, 2018 and for the
Three and Nine Months Ended September 30, 2019 and 2018
1. Background and Basis of Presentation
Milacron Holdings Corp. ("Company" or "Milacron") is a global leader in the manufacture, distribution, and service of highly engineered and customized systems used in the plastic technology and processing industry. The Company has a full-line product portfolio that includes hot runner systems, injection molding and extrusion equipment and produces process control systems, mold bases and components and maintenance, repair and operating ("MRO") supplies for plastic processing equipment and fluid technology. The Company operates throughout the world and is headquartered in Cincinnati, Ohio.
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the Condensed Consolidated Financial Statements for the interim periods presented. The interim period results are not necessarily indicative of the results to be expected for the full year. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019.
Hillenbrand Merger

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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The Company adopted ASU 2016-02 on January 1, 2019 using a modified retrospective method. There was no material impact to the Company's consolidated net earnings, shareholders' equity or cash flows. Under the modified retrospective approach, the Company did not adjust its comparative period financial information or make new lease disclosures for periods before the effective date. As permitted under ASU 2016-02, the Company also elected the package of practical expedients and will carry forward the assessment of whether contracts contain or are leases and the classification of leases.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Background and Basis of Presentation (continued)

Lease Accounting Policy
The Company determines if an arrangement contains a lease at inception and recognizes ROU assets and liabilities associated with leases based on the present value of the future minimum lease payments over the lease term at the later of the commencement date of the lease or January 1, 2019 (the implementation date of ASU 2016-02). The Company uses its incremental borrowing rate at the commencement date in determining the present value of future payments for leases where the implicit rate cannot be readily determined. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. For leases that include residual value guarantees or payments for terminating the lease, the Company includes these costs in the lease liability when it is probable that we will incur them. ROU assets and liabilities for short-term leases (leases with an initial term of 12 months or less) are not recognized in the Company's Condensed Consolidated Balance Sheets. Lease expense for short-term leases is recognized on a straight-line basis over the lease term.

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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Discontinued Operations
On May 11, 2019, the Company entered into an Asset and Share Purchase Agreement ("Purchase Agreement") with OC Spartan Acquisition, Inc., pursuant to which the Company agreed to sell substantially all of the assets of the Company's blow molding business. On July 1, 2019, the Company completed the sale of substantially all of the blow molding business which generated cash proceeds of $51.9 million. The closings of the sales of the Mexico and India blow molding businesses were deferred and completed in the fourth quarter of 2019. This divestiture represents a strategic shift in Milacron's business and, in accordance with U.S. GAAP, qualifies as a discontinued operation. As a result, the operating results and cash flows related to the Company's blow molding business have been reflected as discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that were sold or are expected to be sold have been reflected as assets and liabilities held for sale for the current and prior periods in the Condensed Consolidated Balance Sheets. The financial information reported for the Company's Advanced Plastic Processing Technologies reporting segment excludes the activity from the Company's blow molding business.
The assets and liabilities of the Company's blow molding business that have been classified as held for sale in the Condensed Consolidated Balance Sheets are comprised of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Accounts receivable, net	$0.5	$6.5
Inventories, net	0.5	19.3
Prepaid and other current assets	—	1.5
Property and equipment, net	6.0	—
Current assets held for sale	$7.0	$27.3

Property and equipment, net	$—	$25.3
Goodwill	—	0.6
Intangible assets, net	—	1.1
Noncurrent assets held for sale	$—	$27.0

Accounts payable	$—	$6.1
Advanced billings and deposits	—	5.6
Accrued salaries, wages and other compensation	—	1.9
Other current liabilities	—	1.3
Current liabilities held for sale	$—	$14.9

As a result of the Company's decision to sell its blow molding business, the Company recognized an $8.5 million non-cash adjustment in the first quarter of 2019 to write-down the net book value of one its facilities located in Europe which is classified as held for sale as of September 30, 2019 and December 31, 2018. The facility was utilized in the Company's blow molding business; however, was not part of the transaction with OC Spartan Acquisition, Inc. The facility was written down to fair value less estimated costs to sell based on a quoted market price, a level two measurement under the fair value hierarchy. The facility's assets are recorded within the Company's Advanced Plastic Processing Technologies segment and the adjustment to net book value is recorded within loss on discontinued operations for the nine months ended September 30, 2019 within the Condensed Consolidated Statements of Operations. The value of the facility is classified within current assets held for sale in the Condensed Consolidated Balance Sheets at September 30, 2019.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations (continued)

The following table presents a consolidation of the captions within the Company's Condensed Consolidated Statements of Operations for the earnings (loss) from discontinued operations attributable to the Company's blow molding business for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Earnings (loss) from discontinued operations attributable to blow molding business
Net sales	$0.6	$25.5	$42.7	$71.6
Cost of sales	1.5	20.2	36.6	57.1
Selling, general and administrative expenses	0.2	3.8	6.7	11.7
Amortization expense	0.1	0.4	1.0	1.3
Loss (gain) on currency translation	0.7	(0.6)	0.1	(0.2)
Other expense	0.3	0.3	11.2	1.0
Operating (loss) earnings from discontinued operations	(2.2)	1.4	(12.9)	0.7
Gain on disposal of discontinued operations	24.8	—	24.8	—
Earnings from discontinued operations before income taxes	22.6	1.4	11.9	0.7
Income tax expense	0.8	0.3	1.0	1.2
Earnings (loss) from discontinued operations	$21.8	$1.1	$10.9	$(0.5)

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

	Three Months Ended September 30, 2019
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$83.6	$31.6	$12.5	$127.7
Europe	4.6	27.6	11.8	44.0
China	0.8	23.8	3.0	27.6
India	24.0	4.0	0.3	28.3
Other	8.5	11.9	2.3	22.7
Total	$121.5	$98.9	$29.9	$250.3

End markets:
Automotive	$18.8	$24.7	$6.3	$49.8
Packaging	18.9	10.6	0.1	29.6
Consumer goods	15.8	17.0	1.4	34.2
Electronics	6.1	8.4	0.7	15.2
Medical	6.5	10.4	0.2	17.1
Construction	22.6	0.4	—	23.0
Custom molders and other	32.4	—	—	32.4
Mold makers and other	—	25.5	—	25.5
Job shops and other	—	—	9.8	9.8
Distributors	0.4	1.9	11.4	13.7
Total	$121.5	$98.9	$29.9	$250.3

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Revenue (continued)

	Three Months Ended September 30, 2018
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$93.3	$34.7	$13.5	$141.5
Europe	7.7	29.8	12.2	49.7
China	3.9	28.0	4.3	36.2
India	25.2	3.8	0.3	29.3
Other	11.3	12.5	2.3	26.1
Total	$141.4	$108.8	$32.6	$282.8

End markets:
Automotive	$23.8	$26.2	$7.7	$57.7
Packaging	19.3	11.7	0.1	31.1
Consumer goods	18.5	17.9	1.5	37.9
Electronics	13.1	9.5	1.6	24.2
Medical	4.0	8.1	0.2	12.3
Construction	18.9	0.4	—	19.3
Custom molders and other	43.6	—	—	43.6
Mold makers and other	—	32.6	—	32.6
Job shops and other	—	—	9.0	9.0
Distributors	0.2	2.4	12.5	15.1
Total	$141.4	$108.8	$32.6	$282.8

	Nine Months Ended September 30, 2019
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$254.0	$102.4	$38.0	$394.4
Europe	15.9	84.7	34.1	134.7
China	2.7	69.9	8.5	81.1
India	82.5	12.0	0.7	95.2
Other	23.7	33.8	7.5	65.0
Total	$378.8	$302.8	$88.8	$770.4

End markets:
Automotive	$63.2	$73.9	$18.8	$155.9
Packaging	54.3	34.4	0.2	88.9
Consumer goods	50.2	53.2	4.4	107.8
Electronics	20.3	20.6	2.5	43.4
Medical	20.2	27.1	0.6	47.9
Construction	67.0	1.1	—	68.1
Custom molders and other	102.8	—	—	102.8
Mold makers and other	—	83.7	—	83.7
Job shops and other	—	—	28.5	28.5
Distributors	0.8	8.8	33.8	43.4
Total	$378.8	$302.8	$88.8	$770.4

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Revenue (continued)

	Nine Months Ended September 30, 2018
	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Total
	(in millions)
Primary geographical markets:
North America	$267.8	$105.3	$39.5	$412.6
Europe	38.0	96.4	38.2	172.6
China	13.8	99.9	10.6	124.3
India	84.4	11.3	1.0	96.7
Other	23.6	36.5	8.9	69.0
Total	$427.6	$349.4	$98.2	$875.2

End markets:
Automotive	$65.1	$80.1	$22.4	$167.6
Packaging	62.6	36.9	0.2	99.7
Consumer goods	53.9	60.1	4.5	118.5
Electronics	37.5	36.9	5.3	79.7
Medical	13.4	24.7	0.6	38.7
Construction	67.3	1.2	—	68.5
Custom molders and other	127.1	—	—	127.1
Mold makers and other	—	101.8	—	101.8
Job shops and other	—	—	27.1	27.1
Distributors	0.7	7.7	38.1	46.5
Total	$427.6	$349.4	$98.2	$875.2

We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to receive consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract.
Significant changes in the contract liabilities balances are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Balance at beginning of period	$31.6	$57.0	$38.9	$52.4
Additional advanced billings and deposits received	65.5	78.8	212.6	247.4
Revenue recognized	(65.5)	(81.6)	(218.1)	(242.5)
Foreign currency translation adjustments and other	(0.3)	(1.3)	(2.1)	(4.4)
Balance at end of period	$31.3	$52.9	$31.3	$52.9

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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill, by reportable segment, for the nine months ended September 30, 2019:

	Advanced Plastic Processing Technologies	Melt Delivery and Control Systems	Fluid Technologies	Corporate	Total
	(in millions)
Balance at December 31, 2018	$35.0	$431.3	$46.9	$—	$513.2
Foreign currency translation adjustments	—	(10.7)	—	—	(10.7)
Balance at September 30, 2019	$35.0	$420.6	$46.9	$—	$502.5

There were no goodwill impairment charges during the three and nine months ended September 30, 2019 and 2018.
The following table summarizes the Company’s other intangible assets at September 30, 2019:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$35.2	$21.1	$14.1
Technology	113.5	60.3	53.2
Customer relationships	210.8	136.9	73.9
Total intangible assets subject to amortization	359.5	218.3	141.2
Trademarks, not subject to amortization	133.8	—	133.8
Total	$493.3	$218.3	$275.0

The following table summarizes the Company’s other intangible assets at December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Intangible assets subject to amortization:
Trademarks	$35.7	$19.6	$16.1
Technology	110.9	53.0	57.9
Customer relationships	213.7	130.7	83.0
Total intangible assets subject to amortization	360.3	203.3	157.0
Trademarks, not subject to amortization	135.7	—	135.7
Total	$496.0	$203.3	$292.7

Consolidated amortization expense related to intangible assets subject to amortization was $5.1 million and $6.2 million for the three months ended September 30, 2019 and 2018, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $16.1 million and $18.8 million for the nine months ended September 30, 2019 and 2018, respectively.
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
At December 31, 2018, the Company had estimated U.S. net operating loss carryforwards totaling $107.3 million, which are scheduled to expire beginning in 2029. As of December 31, 2018, the Company had determined that it has experienced multiple ownership changes under Internal Revenue Code Section 382 in prior years. During the year ended December 31, 2018, the Company completed a formal study and determined the usage of the Company's U.S. net operating loss carryforwards are limited due to ownership changes that occurred in 2015 and 2017. The annual limitation did not increase U.S. cash taxes or income tax expense.

In accordance with ASC 740, Income Taxes, the Company records interest and penalties associated with uncertain tax positions within income tax expense in the Company's Condensed Consolidated Statements of Operations. The Company does not have a material liability recorded for interest and penalties related to uncertain tax positions for any period presented.
6. Debt
Debt for the Company consists of the following:

	September 30, 2019			December 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
	(in millions)
Senior secured term loan facility due September 2023	$771.0	$6.7	$764.3	$837.5	$8.7	$828.8
Borrowings under other lines of credit	1.4	—	1.4	5.8	—	5.8
Capital lease obligations and other	0.2	—	0.2	0.3	—	0.3
Total debt	772.6	6.7	765.9	843.6	8.7	834.9
Less current portion	(1.4)	—	(1.4)	(5.9)	—	(5.9)
Total debt less current portion	$771.2	$6.7	$764.5	$837.7	$8.7	$829.0

On February 28, 2018, April 30, 2018 and July 31, 2018, the Company made voluntary $25.0 million principal payments, totaling $75.0 million, on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility"). As a result of these transactions, the Company recognized a loss on debt extinguishment of $0.3 million for the three months ended September 30, 2018, and $1.0 million for the nine months ended September 30, 2018, related to the write-off of deferred financing costs associated with the 2017 Term Loan Facility.
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
On July 3, 2019, the Company used the proceeds from the sale of the Company's blow molding business to make a $52.0 million principal payment on the 2017 Term Loan Facility. On September 30, 2019, the Company also made a $9.5 million voluntary principal payment on the 2017 Term Loan Facility. As a result of these payments, the Company recognized a loss on debt extinguishment of $0.7 million for the three and nine months ended September 30, 2019, related to the write-off of deferred financing costs associated with the 2017 Term Loan Facility.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Employee Benefit Plans
The Company sponsors three noncontributory defined benefit pension plans for certain non-U.S. employees and retirees. One plan covers certain employees in the United Kingdom and the other two plans cover certain employees in Germany. The service cost was $0.1 million for the three months ended September 30, 2018, and $0.1 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The other components of net periodic pension costs totaled $0.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively, and are included in other non-operating expenses in the Condensed Consolidated Statements of Operations.
8. Net Earnings Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings from continuing operations per share ("EPS") computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except common share and per common share amounts)
Numerator:
Net earnings from continuing operations	$4.3	$13.8	$18.5	$36.2
Denominator:
Denominator for basic EPS–weighted-average common shares	70,352,461	69,968,794	70,161,998	69,612,986
Dilutive effect of stock-based compensation arrangements	1,583,590	2,023,495	1,315,756	2,180,790
Denominator for diluted EPS–adjusted weighted-average common shares	71,936,051	71,992,289	71,477,754	71,793,776

Basic EPS from continuing operations	$0.06	$0.20	$0.26	$0.52
Diluted EPS from continuing operations	$0.06	$0.19	$0.26	$0.50

The diluted EPS calculation for the three and nine months ended September 30, 2019 excludes the effect of 1.1 million outstanding stock options as their effect is ant-dilutive. The diluted EPS calculation for the three and nine months ended September 30, 2018 excludes 0.4 million and 1.2 million outstanding stock options, respectively, as their effect is anti-dilutive. The diluted EPS calculation for the three and nine months ended September 30, 2019 and 2018 excludes the effect of 0.5 million and 0.2 million outstanding performance stock units, respectively, as the performance criteria has not yet been achieved.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

Foreign Currency Forward Contracts
The Company currently hedges its risk relative to fluctuations in the Canadian dollar, Euro and Japanese yen for forecasted cash outflows denominated in these currencies. The Company had foreign currency forward contracts denominated in these currencies outstanding with notional amounts totaling $11.5 million at September 30, 2019. There were no foreign currency forward contracts outstanding at December 31, 2018. As of September 30, 2019, all of the Company’s outstanding instruments mature within the next three months.
The Company’s derivative instruments discussed above are designated as cash flow hedges and the fair value of these derivative instruments was $0.1 million at September 30, 2019 and is included in other current liabilities in the Condensed Consolidated Balance Sheets.
The Company also enters into derivative instruments (forwards) to economically hedge the impact of fluctuations in the Indian rupee. During the nine months ended September 30, 2019, the Company recognized losses of $0.2 million related to the changes in fair value of these derivative instruments not designated as hedges. These gains and losses are recognized immediately within the Condensed Consolidated Statements of Operations and are classified within (gain) loss on currency translation. The fair value of these derivative instruments not designated as hedges was insignificant at September 30, 2019.
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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

The following table provides the effect of the Company’s foreign currency forward contracts, interest rate swaps and cross-currency interest rate swaps designated as cash flow hedges on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 and 2018:

Type of instrument:	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions)
Three Months Ended September 30, 2019
Foreign exchange contracts	$(0.3)	$—
Interest rate swaps	$(1.3)	$0.2
Cross-currency interest rate swaps	$4.2	$0.4
Three Months Ended September 30, 2018
Foreign exchange contracts	$0.6	$—
Interest rate swaps	$1.3	$(0.4)

Nine Months Ended September 30, 2019
Foreign exchange contracts	$0.2	$0.3
Interest rate swaps	$(11.8)	$1.0
Cross-currency interest rate swaps	$5.2	$1.4
Nine Months Ended September 30, 2018
Foreign exchange contracts	$(0.4)	$0.2
Interest rate swaps	$9.7	$(0.4)

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

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Derivative Financial Instruments (continued)

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to that measurement. The fair values of the Company’s derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during any period presented. The derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 were as follows:

	Balance Sheet Location	Total	Level 1	Level 2	Level 3
		(in millions)
September 30, 2019
Foreign currency forward contracts (liability position)	Other current liabilities	$0.1	$—	$0.1	$—
Interest rate swap agreements (liability position)	Other current liabilities	$1.7	$—	$1.7	$—
Interest rate swap agreements (liability position)	Other noncurrent accrued liabilities	$4.0	$—	$4.0	$—
Cross-currency interest rate swap agreements (asset position)	Prepaid and other current assets	$2.4	$—	$2.4	$—
Cross-currency interest rate swap agreements (asset position)	Other noncurrent assets	$1.9	$—	$1.9	$—
Cross-currency interest rate swap agreements (liability position)	Other current liabilities	$0.8	$—	$0.8	$—
Cross-currency interest rate swap agreements (liability position)	Other noncurrent accrued liabilities	$1.3	$—	$1.3	$—
December 31, 2018
Interest rate swap agreements (asset position)	Prepaid and other current assets	$1.9	$—	$1.9	$—
Cross-currency interest rate swap agreements (asset position)	Prepaid and other current assets	$1.9	$—	$1.9	$—
Interest rate swap agreements (asset position)	Other noncurrent assets	$2.5	$—	$2.5	$—
Cross-currency interest rate swap agreements (liability position)	Other current liabilities	$0.3	$—	$0.3	$—
Cross-currency interest rate swap agreements (liability position)	Other noncurrent accrued liabilities	$2.1	$—	$2.1	$—

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Foreign Currency Translation	Unrecognized Post- Retirement Plan Losses	Derivative Financial Instruments	Total
	(in millions)
Balance at June 30, 2018	$(103.3)	$(6.7)	$5.8	$(104.2)
Other comprehensive (loss) income before reclassifications	(17.7)	0.1	1.4	(16.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Other comprehensive (loss) income	(17.7)	0.1	1.8	(15.8)
Balance at September 30, 2018	$(121.0)	$(6.6)	$7.6	$(120.0)

Balance at June 30, 2019	$(127.6)	$(5.0)	$(5.9)	$(138.5)
Other comprehensive (loss) income before reclassifications	(35.6)	0.1	2.1	(33.4)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	(0.5)	(0.4)
Other comprehensive (loss) income	(35.6)	0.2	1.6	(33.8)
Balance at September 30, 2019	$(163.2)	$(4.8)	$(4.3)	$(172.3)

Balance at December 31, 2017	$(78.3)	$(7.2)	$0.1	$(85.4)
Other comprehensive (loss) income before reclassifications	(42.7)	0.3	7.3	(35.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.2	0.5
Other comprehensive (loss) income	(42.7)	0.6	7.5	(34.6)
Balance at September 30, 2018	$(121.0)	$(6.6)	$7.6	$(120.0)

Balance at December 31, 2018	$(132.5)	$(5.2)	$2.8	$(134.9)
Other comprehensive (loss) income before reclassifications	(30.7)	0.2	(5.0)	(35.5)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	(2.1)	(1.9)
Other comprehensive (loss) income	(30.7)	0.4	(7.1)	(37.4)
Balance at September 30, 2019	$(163.2)	$(4.8)	$(4.3)	$(172.3)

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2019 and 2018:

	Classification	Three Months Ended September 30,
	of Expense	2019	2018
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.1)	$(0.1)
Tax benefit	(c)	—	0.1
Adjustment of pension and post-retirement obligations, net of tax		(0.1)	—
Derivative financial instruments:
Loss (gain) on derivative financial instruments	(b)	0.6	(0.4)
Tax benefit	(c)	(0.1)	—
Loss (gain) on derivative financial instruments, net of tax		0.5	(0.4)
Total reclassifications from accumulated other comprehensive income (loss)		$0.4	$(0.4)

	Classification	Nine Months Ended September 30,
	of Expense	2019	2018
		(in millions)
Unrealized pension and post-retirement obligations:
Adjustment of pension and post-retirement obligations	(a)	$(0.2)	$(0.4)
Tax benefit	(c)	—	0.1
Adjustment of pension and post-retirement obligations, net of tax		(0.2)	(0.3)
Derivative financial instruments:
Loss (gain) on derivative financial instruments	(b)	2.7	(0.2)
Tax benefit	(c)	(0.6)	—
Loss (gain) on derivative financial instruments, net of tax		2.1	(0.2)
Total reclassifications from accumulated other comprehensive loss		$1.9	$(0.5)

(a)	Amount is included in the calculation of pension cost within other non-operating expenses in the Condensed Consolidated Statements of Operations.

(b)	Amount is included in cost of sales and (gain) loss on currency translation in the Condensed Consolidated Statements of Operations.

(c)	These amounts are included in income tax expense in the Condensed Consolidated Statements of Operations.
12. Warranty Reserves
A reserve for estimated warranty costs is recorded at the time of sale of machinery and parts and is periodically adjusted to reflect actual experience.
The following table summarizes changes in the Company’s warranty reserves for the periods indicated. Accrued warranty reserves are included in other current liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Balance at beginning of period	$9.9	$9.2	$8.7	$9.7
Warranty expense	1.9	1.5	9.2	8.3
Warranty claims paid	(3.3)	(1.9)	(9.5)	(8.9)
Foreign currency translation adjustments	(0.2)	—	(0.1)	(0.3)
Balance at end of period	$8.3	$8.8	$8.3	$8.8

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Restructuring and Facilities

2019 Actions
During the first quarter of 2019, the Company entered into an agreement to purchase a manufacturing facility located in Baden-Baden, Germany which was previously leased by the Company. The purchase price was €6.8 million, or approximately $7.8 million. On August 1, 2019, the Company's wholly-owned subsidiary Mold-Masters Europa GmbH ("Mold-Masters") closed on the sale of the property for €7.4 million, or approximately $8.2 million. Simultaneously, Mold-Masters entered into an agreement with the buyer to lease the property for fifteen years. The Baden-Baden, Germany facility is reported within the Melt Delivery and Control Systems segment.

2018 Actions
In connection with the Company's organizational redesign initiatives in Europe, the Company has committed to a plan to sell its facility located in Malterdingen, Germany. As of September 30, 2019 and December 31, 2018, this facility met the held-for-sale criteria set forth in U.S. GAAP, resulting in the classification of $9.2 million and $9.6 million, respectively, of property and equipment as held-for-sale. No adjustment to book value was recognized during the three and nine months ended September 30, 2019 and the book value of the facility is classified within current assets held for sale in the Condensed Consolidated Balance Sheets. The Malterdingen, Germany facility is reported within the Advanced Plastic Processing Technologies segment.
2016 Actions
On September 30, 2016, the Company's wholly-owned subsidiary Ferromatik Milacron GmbH entered into an agreement with its local works council setting forth a restructuring plan related to its manufacturing facility in Malterdingen, Germany whereby certain operational functions will be shifted to the Company's operations in the Czech Republic, United States and India. During the three months ended March 31, 2018, the Company identified additional employees to be included within the Company's existing restructuring plan. During the three and nine months ended September 30, 2018, the Company recorded severance expense of $3.2 million and $12.8 million, respectively, related to this restructuring plan which is included within other (income) expense, net in the Condensed Consolidated Statements of Operations. As the employees were required to render service in order to receive the termination benefits, the associated liability and expense were recognized ratably over the future service period. At December 31, 2018, the total remaining liability related to this plan was $8.3 million and is included in other current liabilities in the Condensed Consolidated Balance Sheets. Substantially all of these costs resulted in cash expenditures and were substantially complete by March 31, 2019.

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Leases
We have operating leases primarily for manufacturing facilities, offices, vehicles, and certain equipment. Leases with an initial term of 12 months or less are not recorded on the Company's Condensed Consolidated Balance Sheets with lease expense for these leases recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of 1 year to 15 years, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 1 year. Operating lease expense for the three and nine months ended September 30, 2019 was $2.8 million and $8.7 million, respectively, while financing and short-term lease expenses were insignificant.
Supplemental condensed consolidated cash flow information is as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.8	$8.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8.0	$13.7

Supplemental condensed consolidated balance sheet information related to leases at September 30, 2019 are as follows (in millions, except remaining lease term and discount rate):

Operating Leases:
Operating lease right-of-use assets	$38.7

Other current liabilities	$8.4
Operating lease liabilities	30.7
Total operating lease liabilities	$39.1

Weighted-Average Remaining Lease Term (in years):
Operating leases	7.55

Weighted-Average Discount Rate:
Operating leases	5.10%

At September 30, 2019, the maturities of operating lease liabilities are as follows (in millions):

2019 (excluding the nine months ended September 30, 2019)	$2.8
2020	9.9
2021	7.7
2022	6.0
2023	4.7
Thereafter	17.6
Total lease payments	48.7
Less: Imputed interest	(9.6)
Total	$39.1

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
The following table summarizes total assets by segment:

	September 30, 2019	December 31, 2018
	(in millions)
Advanced Plastic Processing Technologies	$435.3	$482.3
Melt Delivery and Control Systems	998.9	1,030.6
Fluid Technologies	149.5	145.3
Corporate	59.9	74.3
Total assets	$1,643.6	$1,732.5
The following table summarizes long-lived assets, net by segment:

	September 30, 2019	December 31, 2018
	(in millions)
Advanced Plastic Processing Technologies	$98.6	$82.1
Melt Delivery and Control Systems	113.1	109.6
Fluid Technologies	22.6	17.7
Corporate	6.7	6.3
Total long-lived assets, net	$241.0	$215.7
The following tables summarize segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net sales to external customers:
Advanced Plastic Processing Technologies	$121.5	$141.4	$378.8	$427.6
Melt Delivery and Control Systems	98.9	108.8	302.8	349.4
Fluid Technologies	29.9	32.6	88.8	98.2
Total net sales to external customers	$250.3	$282.8	$770.4	$875.2

MILACRON HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Business Segment Information (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings (loss):
Advanced Plastic Processing Technologies	$9.3	$11.6	$34.9	$25.4
Melt Delivery and Control Systems	16.6	25.4	55.0	82.4
Fluid Technologies	5.9	6.1	16.9	18.5
Corporate	(12.5)	(11.2)	(37.8)	(35.5)
Total operating earnings	$19.3	$31.9	$69.0	$90.8
Capital expenditures:
Advanced Plastic Processing Technologies	$3.9	$4.1	$14.1	$9.2
Melt Delivery and Control Systems	1.8	3.9	15.0	12.7
Fluid Technologies	0.5	0.8	2.0	1.7
Corporate	0.3	0.4	0.3	1.4
Total capital expenditures	$6.5	$9.2	$31.4	$25.0
Depreciation and amortization:
Advanced Plastic Processing Technologies	$2.7	$3.0	$8.2	$9.9
Melt Delivery and Control Systems	7.8	7.9	23.4	24.8
Fluid Technologies	0.7	1.1	2.5	3.3
Corporate	0.4	0.4	1.2	1.0
Total depreciation and amortization	$11.6	$12.4	$35.3	$39.0

The following tables summarize net sales to external customers and long-lived assets, net by country:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net sales to external customers:
United States	$109.7	$123.5	$340.9	$354.8
China	27.6	36.2	81.1	124.3
India	28.3	29.3	95.2	96.7
Rest of World	84.7	93.8	253.2	299.4
Total net sales to external customers	$250.3	$282.8	$770.4	$875.2

	September 30, 2019	December 31, 2018
	(in millions)
Long-lived assets, net:
United States	$75.0	$63.3
China	49.5	48.4
India	42.1	37.9
Czech Republic	17.2	18.7
Canada	26.6	29.0
Rest of World	30.6	18.4
Total long-lived assets, net	$241.0	$215.7

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
Our strategy is designed to maximize revenue from consumable products across the life of a machine, while offering plastic technology solutions to a broad customer base. Management estimates that the value of available consumables revenue across the life of a machine is one to four times the cost of a machine. This strategy has shifted our revenue and earnings model to be more heavily weighted towards consumables, which comprise the majority of revenue from our plastic processing related APPT and MDCS segments on a combined basis. The consumables portion of our APPT and MDCS segments consists of: (1) machine aftermarket parts and service which are required annually, (2) hot runner systems and mold bases which are required each time new plastic parts are designed and existing plastic parts are redesigned, and (3) upgrades and overhauls which occur as customers decide to improve the performance or extend the life of their machines. Upon a customer’s decision to replace a machine, we can repurchase the existing machine and sell it as a certified pre-owned machine. All of our sales in our MDCS and Fluids segments are considered to be consumable and, when combined with our APPT consumable product lines, consumables accounted for 67% of total fiscal 2018 sales and 71% of our sales for the three and nine months ended September 30, 2019. We believe this percentage will increase as we capture more of our customers’ spend on consumable products through our lifecycle sales approach.
Our customers consist of many blue-chip and Fortune 500 companies including OEMs, molders and mold-makers. Our customer base covers a wide range of end market applications including packaging, automotive, medical, construction, consumer goods and electronics. Our sales are geographically diversified, with 51% in North America, 17% in Europe, 11% in China, 12% in India and 9% in the rest of the world for the nine months ended September 30, 2019.
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

Discontinued Operations
On May 11, 2019, the Company entered into an Asset and Share Purchase Agreement ("Purchase Agreement") with OC Spartan Acquisition, Inc., pursuant to which the Company agreed to sell substantially all of the assets of the Company's blow molding business. The sale was completed on July 1, 2019. This divestiture represents a strategic shift in Milacron's business and, in accordance with United States generally accepted accounting principles ("U.S. GAAP"), qualifies as a discontinued operation. As a result, the operating results and cash flows related to the Company's blow molding business have been reflected as discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities that were sold or are expected to be sold have been reflected as assets and liabilities held for sale for the current and prior periods in the Condensed Consolidated Balance Sheets. The financial information reported for the Company's Advanced Plastic Processing Technologies reporting segment exclude the activity from the blow molding business.
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
Demand. Increased demand in the plastic processing machinery industry is expected to be driven by the overall expected rise in plastic processing, increasing equipment age and continuing advances in technology, such as the shift to higher-end equipment as plastic processors seek to reduce their operating costs and produce higher quality products. With 67% of APPT sales for the nine months ended September 30, 2019 occurring in North America, demand is also impacted by customers bringing manufacturing operations back to North America.
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
New Orders and Backlog
New orders represent the value of incoming purchase orders received for a period of time that may or may not have been shipped during the period. New orders in the third quarter of 2019 were $220.2 million, a decrease of $35.9 million, or 14.0%, compared to $256.1 million in the third quarter of 2018. Excluding $3.4 million of unfavorable effects of foreign currency movements, new orders decreased 12.7% compared to the prior year period. New orders were primarily impacted by declines in our equipment and hot runner businesses in North America and our global Fluids business, partially offset by growth in our equipment business in India. End market declines were primarily driven by the automotive, custom molders and packaging end markets.
New orders in the first nine months of 2019 were $731.2 million, a decrease of $153.5 million, or 17.4%, compared to $884.7 million in the first nine months of 2018. Excluding $19.8 million of unfavorable effects of foreign currency movements, new orders decreased 15.1% compared to the prior year period. New orders were primarily impacted by declines in our equipment businesses in North America and India and our hot runner businesses in China and Europe. End market declines were primarily driven by the automotive, custom molders, electronics and consumer goods end markets.
Backlog represents the value of unfilled orders as of the applicable date. These unfilled orders are supported by a valid purchase order and price, terms and credit have been approved by us. Our backlog of unfilled orders at September 30, 2019 was $158.6 million, a decrease of $40.6 million from December 31, 2018 and a decrease of $71.9 million from September 30, 2018. Excluding $1.3 million of unfavorable effects of foreign currency movements, backlog decreased 19.7% compared to December 31, 2018. The decrease in our backlog at September 30, 2019 compared to December 31, 2018 is primarily driven by our equipment business in North America and India. Excluding $1.3 million of unfavorable effects of foreign currency movements, backlog decreased 30.6% compared to September 30, 2018. All of our backlog is expected to be filled within the next twelve months and there are no seasonal or other aspects of the backlog that would impact our ability to fill the orders.
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
Executive Overview
For the third quarter of 2019, we reported sales of $250.3 million, operating earnings of $19.3 million and net earnings from continuing operations of $4.3 million. This compares to sales of $282.8 million, operating earnings of $31.9 million and net earnings from continuing operations of $13.8 million for the third quarter of 2018. Excluding $3.6 million of unfavorable effects of foreign currency movements, sales decreased 10.2% compared to the prior year period. We generated $45.1 million in adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), or 18.0% of sales, during the third quarter of 2019 compared to $53.7 million in Adjusted EBITDA, or 19.0% of sales, during the third quarter of 2018.

For the first nine months of 2019, we reported sales of $770.4 million, operating earnings of $69.0 million and net earnings from continuing operations of $18.5 million. This compares to sales of $875.2 million, operating earnings of $90.8 million and net earnings from continuing operations of $36.2 million for the first nine months of 2018. Excluding $20.6 million of unfavorable effects of foreign currency movements, sales decreased 9.6% compared to the prior year period. We generated $135.2 million in Adjusted EBITDA, or 17.5% of sales, during the first nine months of 2019 compared to $167.9 million in Adjusted EBITDA, or 19.2% of sales, during the first nine months of 2018.
Advanced Plastic Processing Technologies
Our APPT segment generated $121.5 million in sales, operating earnings of $9.3 million and $16.3 million in Adjusted EBITDA, or 13.4% of sales, before corporate expenses, for the third quarter of 2019 compared to $141.4 million in sales, operating earnings of $11.6 million and $19.7 million in Adjusted EBITDA, or 13.9% of sales, before corporate expenses, in the same period of 2018. Excluding $0.6 million of unfavorable effects of foreign currency movements, sales decreased 13.6% compared to the prior year period.
For the nine months ended September 30, 2019, APPT generated $378.8 million in sales, operating earnings of $34.9 million and $50.7 million in Adjusted EBITDA, or 13.4% of sales, before corporate expenses, compared to $427.6 million in sales, operating earnings of $25.4 million and $55.1 million in Adjusted EBITDA, or 12.9% of sales, before corporate expenses, in the same period of 2018. Excluding $6.0 million of unfavorable effects of foreign currency movements, sales decreased 10.0% compared to the prior year period.
Melt Delivery and Control Systems
Our MDCS segment generated $98.9 million in sales, operating earnings of $16.6 million and $26.8 million in Adjusted EBITDA, or 27.1% of sales, before corporate expenses, for the third quarter of 2019 compared to $108.8 million in sales, operating earnings of $25.4 million and $33.1 million in Adjusted EBITDA, or 30.4% of sales, before corporate expenses, in the same period of 2018. Excluding $2.2 million of unfavorable effects of foreign currency movements, sales decreased 7.1% compared to the prior year period.
For the nine months ended September 30, 2019, MDCS generated $302.8 million in sales, operating earnings of $55.0 million and $82.0 million in Adjusted EBITDA, or 27.1% of sales, before corporate expenses, compared to $349.4 million in sales, operating earnings of $82.4 million and $111.8 million in Adjusted EBITDA, or 32.0% of sales, before corporate expenses, in the same period of 2018. Excluding $11.1 million of unfavorable effects of foreign currency movements, sales decreased 10.2% compared to the prior year period.
Fluid Technologies
Our Fluids segment generated $29.9 million in sales, operating earnings of $5.9 million and $6.8 million in Adjusted EBITDA, or 22.7% of sales, before corporate expenses, for the third quarter of 2019 compared to $32.6 million in sales, operating earnings of $6.1 million and $7.4 million in Adjusted EBITDA, or 22.7% of sales, before corporate expenses, in the same period of 2018. Excluding $0.8 million of unfavorable effects of foreign currency movements, sales decreased 5.8% compared to the prior year period.
For the nine months ended September 30, 2019, Fluids generated $88.8 million in sales, operating earnings of $16.9 million and $19.6 million in Adjusted EBITDA, or 22.1% of sales, before corporate expenses, compared to $98.2 million in sales, operating earnings of $18.5 million and $22.1 million in Adjusted EBITDA, or 22.5% of sales, before corporate expenses, in the same period of 2018. Excluding $3.5 million of unfavorable effects of foreign currency movements, sales decreased 6.0% compared to the prior year period.
Liquidity
In the nine months ended September 30, 2019, cash decreased $36.2 million primarily as a result of capital expenditures, a total of $66.5 million of payments on the senior secured term loan facility due September 2023 ("2017 Term Loan Facility") as well as the purchase of treasury stock. Operating activities from continuing operations generated $12.1 million of cash in the first nine months of 2019 compared to generating $69.1 million of cash in the same period of 2018. The decrease was primarily driven by an increase in working capital. Investing activities from continuing operations generated $30.2 million of cash in the first nine months of 2019 primarily due to the sale of the Company's blow molding business which was partially offset by capital expenditures. Financing activities from continuing operations used $71.8 million of cash in the first nine months of 2019 primarily as a result of $66.5 million of payments on the 2017 Term Loan Facility as well as the purchase of treasury stock.
Cash on hand at September 30, 2019 was $147.8 million, and we had approximately $84.0 million available for borrowing under our asset-based and other credit facilities.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
The following table summarizes the results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net sales	$250.3	$282.8	$770.4	$875.2
Cost of sales	174.3	185.5	522.6	571.0
Manufacturing margins	76.0	97.3	247.8	304.2
Operating expenses:
Selling, general and administrative expenses	55.2	56.6	167.6	180.0
Amortization expense	5.1	6.2	16.1	18.8
(Gain) loss on currency translation	(1.6)	(1.1)	(2.6)	1.1
Other (income) expense, net	(2.0)	3.7	(2.3)	13.5
Total operating expenses	56.7	65.4	178.8	213.4
Operating earnings	19.3	31.9	69.0	90.8
Interest expense, net	9.2	10.6	28.7	32.6
Loss on debt extinguishment	0.7	0.3	0.7	1.0
Other non-operating expenses	0.1	0.3	0.5	0.7
Earnings from continuing operations before income taxes	9.3	20.7	39.1	56.5
Income tax expense	5.0	6.9	20.6	20.3
Net earnings from continuing operations	4.3	13.8	18.5	36.2
Earnings (loss) from discontinued operations (net of income taxes)	21.8	1.1	10.9	(0.5)
Net earnings	$26.1	$14.9	$29.4	$35.7
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
Net Sales
Sales for the three months ended September 30, 2019 were $250.3 million compared to $282.8 million for the three months ended September 30, 2018, a decrease of $32.5 million, or 11.5%. Excluding $3.6 million of unfavorable effects of foreign currency movements, sales decreased 10.2%, on a constant currency basis, compared to the prior year period. Sales were primarily impacted by a decline in our equipment businesses in North America and Europe and our hot runner businesses in China and Europe. End market declines were primarily driven by the electronics, automotive and custom molders end markets, partially offset by growth in the medical and construction end markets.
Sales for the nine months ended September 30, 2019 were $770.4 million compared to $875.2 million for the nine months ended September 30, 2018, a decrease of $104.8 million, or 12.0%. Excluding $20.6 million of unfavorable effects of foreign currency movements, sales decreased 9.6%, on a constant currency basis, compared to the prior year period. Sales were primarily impacted by a decline in our equipment businesses in North America, Europe and China and our hot runner businesses in China and Europe. End market declines were primarily driven by the electronics, mold makers and custom molders end markets.

The following table sets forth our sales by segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Sales by segment:
Advanced Plastic Processing Technologies	$121.5	$141.4	$378.8	$427.6
Melt Delivery and Control Systems	98.9	108.8	302.8	349.4
Fluid Technologies	29.9	32.6	88.8	98.2
Total sales	$250.3	$282.8	$770.4	$875.2
Advanced Plastic Processing Technologies
Sales for the APPT segment for the three months ended September 30, 2019 were $121.5 million compared to $141.4 million for the three months ended September 30, 2018, a decrease of $19.9 million, or 14.1%. Excluding $0.6 million of unfavorable effects of foreign currency movements, sales decreased 13.6%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in North America, Europe and China. End market declines were primarily driven by the electronics, automotive and custom molders end markets, partially offset by growth in the construction and medical end markets.
Sales for the APPT segment for the nine months ended September 30, 2019 were $378.8 million compared to $427.6 million for the nine months ended September 30, 2018, a decrease of $48.8 million, or 11.4%. Excluding $6.0 million of unfavorable effects of foreign currency movements, sales decreased 10.0%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in North America, Europe and China. End market declines were primarily driven by the electronics, packaging and custom molders end markets, partially offset by growth in the medical end market.
Melt Delivery and Control Systems
Sales for the MDCS segment for the three months ended September 30, 2019 were $98.9 million compared to $108.8 million for the three months ended September 30, 2018, a decrease of $9.9 million, or 9.1%. Excluding $2.2 million of unfavorable effects of foreign currency movements, sales decreased 7.1%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in North America and China, partially offset by growth in India. End market declines were primarily driven by the electronics and mold makers end markets, partially offset by growth in the medical end market.
Sales for the MDCS segment for the nine months ended September 30, 2019 were $302.8 million compared to $349.4 million for the nine months ended September 30, 2018, a decrease of $46.6 million, or 13.3%. Excluding $11.1 million of unfavorable effects of foreign currency movements, sales decreased 10.2%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in China and Europe, partially offset by growth in India. End market declines were primarily driven by the consumer goods, mold makers and electronics end markets, partially offset by growth in the medical end market.
Fluid Technologies
Sales for the Fluids segment for the three months ended September 30, 2019 were $29.9 million compared to $32.6 million for the three months ended September 30, 2018, a decrease of $2.7 million, or 8.3%. Excluding $0.8 million of unfavorable effects of foreign currency movements, sales decreased 5.8%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in all major regions. End market declines were primarily driven by the electronics, distributor and automotive end markets.
Sales for the Fluids segment for the nine months ended September 30, 2019 were $88.8 million compared to $98.2 million for the nine months ended September 30, 2018, a decrease of $9.4 million, or 9.6%. Excluding $3.5 million of unfavorable effects of foreign currency movements, sales decreased 6.0%, on a constant currency basis, compared to the prior year period. Regionally, sales were impacted by declines in all major regions. End market declines were primarily driven by the electronics, distributor and automotive end markets.
Cost of Sales
Cost of sales for the three months ended September 30, 2019 was $174.3 million compared to $185.5 million for the three months ended September 30, 2018, a decrease of $11.2 million, or 6.0%. Cost of sales for the nine months ended September 30, 2019 was $522.6 million compared to $571.0 million for the nine months ended September 30, 2018, a decrease of $48.4 million, or 8.5%. The decrease is primarily due to a decline in sales volumes.

Manufacturing Margins
Our manufacturing margin (or gross margin) for the three months ended September 30, 2019 was $76.0 million compared to $97.3 million for the three months ended September 30, 2018, a decrease of $21.3 million, or 21.9%. Our manufacturing margin (or gross margin) for the nine months ended September 30, 2019 was $247.8 million compared to $304.2 million for the nine months ended September 30, 2018, a decrease of $56.4 million, or 18.5%.
The manufacturing margin as a percent of sales for the three months ended September 30, 2019 was 30.4% compared to 34.4% for the three months ended September 30, 2018. The manufacturing margin as a percent of sales for the nine months ended September 30, 2019 was 32.2% compared to 34.8% for the nine months ended September 30, 2018. The decrease in manufacturing margin is primarily related to a decrease in sales volumes within the Company's higher margin segments, MDCS and Fluids, when compared to the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2019 were $55.2 million compared to $56.6 million for the three months ended September 30, 2018, a decrease of $1.4 million, or 2.5%. Selling, general and administrative expenses for the nine months ended September 30, 2019 were $167.6 million compared to $180.0 million for the nine months ended September 30, 2018, a decrease of $12.4 million, or 6.9%. The decreases are primarily related to reductions in structural salary costs, selling costs associated with lower sales volumes, certain discretionary costs and favorable foreign currency translation effects.
Amortization Expense
Amortization expense related to intangible assets for the three months ended September 30, 2019 was $5.1 million compared to $6.2 million for the three months ended September 30, 2018, a decrease of $1.1 million, or 17.7%. Amortization expense related to intangible assets for the nine months ended September 30, 2019 was $16.1 million compared to $18.8 million for the nine months ended September 30, 2018, a decrease of $2.7 million, or 14.4%. The decrease is primarily related to accelerated amortization methods on certain intangible assets subject to amortization as well as favorable foreign currency translation effects.
(Gain) loss on Currency Translation
The gain on currency translation for the three months ended September 30, 2019 was $1.6 million compared to a gain of $1.1 million for the three months ended September 30, 2018, resulting in a favorable change of $0.5 million. The gain on currency translation for the nine months ended September 30, 2019 was $2.6 million compared to a loss of $1.1 million for the nine months ended September 30, 2018, resulting in a favorable change of $3.7 million. The change primarily relates to the non-cash translation impact on intercompany advances related to the Canadian dollar, the Euro and the Czech koruna within the MDCS and Corporate segments.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended September 30, 2019 was income of $2.0 million compared to expense of $3.7 million for the three months ended September 30, 2018, an improvement of $5.7 million. Other (income) expense, net for the nine months ended September 30, 2019 was income of $2.3 million compared to expense of $13.5 million for the nine months ended September 30, 2018, an improvement of $15.8 million. The costs recognized within other (income) expense, net in 2018 primarily relate to severance and other related costs incurred in connection with our restructuring plan at our Malterdingen, Germany facility which did not reoccur in 2019.
Operating Earnings
Operating earnings for the three months ended September 30, 2019 were $19.3 million compared to $31.9 million for the three months ended September 30, 2018, a decrease of $12.6 million, or 39.5%. Operating earnings for the nine months ended September 30, 2019 were $69.0 million compared to $90.8 million for the nine months ended September 30, 2018, a decrease of $21.8 million, or 24.0%. The decrease is primarily related to a decrease in sales volumes within the Company's higher margin segments, MDCS and Fluids, when compared to the prior year, partially offset by a reduction in selling, general and administrative expenses and the wind-down of our restructuring plan at our Malterdingen, Germany facility.

Interest Expense, Net
Interest expense, net for the three months ended September 30, 2019 was $9.2 million compared to $10.6 million for the three months ended September 30, 2018, a decrease of $1.4 million, or 13.2%. Interest expense, net for the nine months ended September 30, 2019 was $28.7 million compared to $32.6 million for the nine months ended September 30, 2018, a decrease of $3.9 million, or 12.0%. The decreases are primarily due to a reduction in our weighted-average indebtedness as the Company made a total of $66.5 million and $100.0 million in principal payments in the nine months ended September 30, 2019 and 2018, respectively.
Loss on Debt Extinguishment
Loss on debt extinguishment for the three months ended September 30, 2019 was $0.7 million compared to $0.3 million for the three months ended September 30, 2018, an increase of $0.4 million. Loss on debt extinguishment for the nine months ended September 30, 2019 was $0.7 million compared to $1.0 million for the nine months ended September 30, 2018, a decrease of $0.3 million. The loss on debt extinguishment in all periods relates to the write-off of deferred financing costs associated with the Company's incremental principal payments made on the 2017 Term Loan Facility.
Other Non-Operating Expense
Other non-operating expense was $0.1 million for the three months ended September 30, 2019 compared to $0.3 million for the three months ended September 30, 2018. Other non-operating expense was $0.5 million for the nine months ended September 30, 2019 compared to $0.7 million for the nine months ended September 30, 2018. Other non-operating expense includes certain components of net periodic pension cost including interest costs, expected return on plan assets and amortization of actuarial gains and losses.
Income Tax Expense
Income tax expense for the three months ended September 30, 2019 was $5.0 million compared to $6.9 million for the three months ended September 30, 2018, a decrease of $1.9 million. Income tax expense for the nine months ended September 30, 2019 was $20.6 million compared to $20.3 million for the nine months ended September 30, 2018, an increase of $0.3 million. Income tax expense for all periods was primarily due to earnings in jurisdictions paying cash taxes or where utilization of deferred tax assets was not offset by reversal of valuation allowances.
Earnings (loss) from discontinued operations
Earnings from discontinued operations for the three months ended September 30, 2019 was $21.8 million compared to $1.1 million for the three months ended September 30, 2018, an increase of $20.7 million. Earnings from discontinued operations for the nine months ended September 30, 2019 was $10.9 million compared to a loss of $0.5 million for the nine months ended September 30, 2018, an increase of $11.4 million. The earnings for the three and nine months ended September 30, 2019 is primarily related to the gain recognized as a result of the sale of the Company's blow molding business during the third quarter of 2019.
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

The following is a reconciliation of net earnings, the most comparable U.S. GAAP measure, to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net earnings	$26.1	$14.9	$29.4	$35.7
(Earnings) loss from discontinued operations (net of income taxes)	(21.8)	(1.1)	(10.9)	0.5
Amortization expense	5.1	6.2	16.1	18.8
Currency effect on intercompany advances (a)	(1.1)	(0.8)	(3.4)	1.8
Organizational redesign costs (b)	2.0	6.3	6.9	23.0
Long-term equity awards (c)	4.2	3.2	12.1	9.1
Debt costs	0.7	0.3	0.7	1.0
Professional services (d)	4.9	0.2	9.0	3.8
Tax adjustments (f)	0.2	(1.5)	1.3	(5.5)
Other (e)	4.3	0.8	6.8	1.1
Adjusted Net Income	24.6	28.5	68.0	89.3
Income tax expense (f)	4.8	8.4	19.3	25.8
Interest expense, net	9.2	10.6	28.7	32.6
Depreciation expense	6.5	6.2	19.2	20.2
Adjusted EBITDA	$45.1	$53.7	$135.2	$167.9

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)
Organizational redesign costs in the three and nine months ended September 30, 2019 primarily included $1.6 million and $3.7 million, respectively, for termination costs as a result of eliminated positions. Organizational redesign costs in the three and nine months ended September 30, 2018 primarily included $4.0 million and $16.2 million, respectively, for termination costs as a result of eliminated positions.

(c)
Long-term equity awards include the charges associated with stock-based compensation awards granted to certain members of management and independent directors in the three and nine months ended September 30, 2019 and 2018.

(d)
Professional fees in the three months ended September 30, 2019 and 2018 included $4.9 million and $0.2 million, respectively, of costs for strategic organizational initiatives. Professional fees in the nine months ended September 30, 2019 and 2018 included $9.0 million and $3.8 million, respectively, of costs for strategic organizational initiatives.

(e)
Other costs in the three and nine months ended September 30, 2019 included costs associated with the Company's blow molding business which did not qualify for discontinued operations as well as costs associated with a discontinued product line.

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

The following table provides a reconciliation of operating earnings, the most comparable U.S. GAAP measure, to Adjusted EBITDA for each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating earnings:
APPT	$9.3	$11.6	$34.9	$25.4
MDCS	16.6	25.4	55.0	82.4
Fluids	5.9	6.1	16.9	18.5
Corporate	(12.5)	(11.2)	(37.8)	(35.5)
Total operating earnings	19.3	31.9	69.0	90.8
Other non-operating expenses	(0.1)	(0.3)	(0.5)	(0.7)
Adjustments to operating earnings:
APPT Adjustments:
Depreciation and amortization	2.7	3.0	8.2	9.9
Currency effect on intercompany advances (a)	—	0.1	—	0.2
Organizational redesign costs (b)	0.5	4.7	1.8	19.5
Professional services (d)	—	—	—	0.1
Other	3.9	0.6	6.3	0.7
Total APPT Adjustments	7.1	8.4	16.3	30.4
MDCS Adjustments:
Depreciation and amortization	7.8	7.9	23.4	24.8
Currency effect on intercompany advances (a)	0.8	(1.4)	(1.3)	2.3
Organizational redesign costs (b)	1.4	1.2	4.6	2.1
Professional services (d)	—	—	—	0.1
Other	0.2	—	0.3	0.1
Total MDCS Adjustments	10.2	7.7	27.0	29.4
Fluids Adjustments:
Depreciation and amortization	0.7	1.1	2.5	3.3
Other	0.2	0.2	0.2	0.3
Total Fluids Adjustments	0.9	1.3	2.7	3.6
Corporate Adjustments:
Depreciation and amortization	0.4	0.4	1.2	1.0
Currency effect on intercompany advances (a)	(1.9)	0.5	(2.1)	(0.7)
Organizational redesign costs (b)	0.1	0.4	0.5	1.4
Long-term equity awards (c)	4.2	3.2	12.1	9.1
Professional services (d)	4.9	0.2	9.0	3.6
Total Corporate Adjustments	7.7	4.7	20.7	14.4
Adjusted EBITDA:
APPT	16.3	19.7	50.7	55.1
MDCS	26.8	33.1	82.0	111.8
Fluids	6.8	7.4	19.6	22.1
Corporate	(4.8)	(6.5)	(17.1)	(21.1)
Total Adjusted EBITDA	$45.1	$53.7	$135.2	$167.9

(a)
Non-cash currency effect on intercompany advances primarily relates to advances denominated in foreign currencies. The most significant exposure relates to the Canadian dollar and the Czech koruna pursuant to intercompany advances within the MDCS and Corporate segments, respectively.

(b)
Organizational redesign costs in the three and nine months ended September 30, 2019 included $1.6 million and $3.4 million, respectively, for termination costs as a result of eliminated positions in APPT and MDCS. Organizational redesign costs in the three and nine months ended September 30, 2018 included $3.4 million and $14.8 million, respectively, for termination costs as a result of eliminated positions in APPT.

(c)
Long-term equity awards in Corporate include the charges associated with stock-based compensation awards granted to certain members of management and independent directors during the three and nine months ended September 30, 2019 and 2018.

(d)
Professional fees incurred by Corporate in the three months ended September 30, 2019 and 2018 included $4.9 million and $0.2 million, respectively, of costs for strategic organizational initiatives. Professional fees incurred by Corporate in the nine months ended September 30, 2019 and 2018 included $9.0 million and $3.6 million, respectively, of costs for strategic organizational initiatives.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations and availability under our senior secured asset-based revolving credit facility (the "ABL Facility") and other foreign credit facilities. At September 30, 2019, we had cash and cash equivalents of $147.8 million, of which $28.8 million was held in the U.S. and $119.0 million was held by subsidiaries outside of the U.S. However, if such amounts were repatriated to the U.S., additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted. For amounts we plan to repatriate, appropriate taxes have been accrued and we currently have no plans to repatriate any additional amounts for which U.S. taxes would need to be accrued.
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
At September 30, 2019, we had $71.6 million of availability under our ABL Facility and $12.4 million of availability under other credit facilities. Our primary cash requirements are for working capital, operating expenses, capital expenditures and scheduled payments of principal and interest. We may from time to time seek to retire our outstanding debt. Such events, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the nine months ended September 30, 2019, we used $36.2 million of cash compared to using $37.6 million in the nine months ended September 30, 2018. During the first nine months of 2019, cash was used primarily for capital expenditures, a total of $66.5 million of payments on the 2017 Term Loan Facility as well as the purchase of treasury stock. During the first nine months of 2018, cash was used primarily for our $75.0 million of voluntary principal payments on the 2017 Term Loan Facility.
We believe that our current level of operations, our cash and cash equivalents, cash flow from operations and availability under our ABL Facility and other foreign lines of credit will provide us adequate cash to fund the operating needs, working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive and other factors that are beyond our control. We have unused availability, subject to certain terms and conditions and other limitations, of $84.0 million under these lines of credit.
The following table shows our statements of cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Statements of cash flow data
Net cash provided by operating activities from continuing operations	$12.1	$69.1
Net cash provided by (used in) investing activities from continuing operations	30.2	(16.3)
Net cash used in financing activities from continuing operations	(71.8)	(70.3)

Cash provided by operating activities from continuing operations
Operating activities from continuing operations for the nine months ended September 30, 2019 generated $12.1 million of cash compared to generating $69.1 million for the nine months ended September 30, 2018. The decrease was primarily driven by an increase in working capital and a reduction in net earnings from continuing operations.
Cash provided by (used in) investing activities from continuing operations
Investing activities from continuing operations for the nine months ended September 30, 2019 generated $30.2 million of cash compared to using $16.3 million of cash for the nine months ended September 30, 2018. The increase is due mainly to the proceeds received in connection with the sale of the Company's blow molding business, partially offset by an increase in capital expenditures.

Cash used in financing activities from continuing operations
Financing activities from continuing operations for the nine months ended September 30, 2019 used $71.8 million compared to using $70.3 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, cash was primarily used for our $66.5 million principal payments on the 2017 Term Loan Facility as well as the purchase of treasury stock. During the nine months ended September 30, 2018, cash was primarily used for our voluntary principal payments on the 2017 Term Loan Facility, totaling $75.0 million. This use of cash was partially offset by proceeds generated from the exercise of stock options.
Total debt, excluding unamortized discount and debt issuance costs, was $772.6 million at September 30, 2019 compared to $843.6 million at December 31, 2018. Total debt at September 30, 2019 mainly represented $771.0 million outstanding on the 2017 Term Loan Facility, while the ABL Facility was undrawn except for letter of credit issuances.
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

Description of the ABL Facility
On April 30, 2012, we entered into the ABL Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Barclays Bank PLC, as joint lead arrangers and bookrunners which was amended and restated on March 28, 2013. The ABL Facility has a five-year term, bears interest at a floating rate and provides for an aggregate principal amount of $70.0 million of loans under the U.S. sub-facility thereunder and for an aggregate principal amount of $30.0 million of loans under the Canadian sub-facility thereunder, each subject to a borrowing base and other limitations. We have the right at any time to request up to $20.0 million of additional commitments. The existing lenders under the ABL Facility are not under any obligation to provide such additional commitments, and any increase in commitments is subject to customary conditions precedent. On March 17, 2014, we exercised our right to increase the U.S. sub-facility of the ABL Facility by $10.0 million to $80.0 million and decrease the Canadian sub-facility by $10.0 million to $20.0 million. The covenants and other terms of the ABL Facility were not changed. On October 17, 2014, the ABL Facility was amended and restated to add a $25.0 million German sub-facility and the term was reset to mature on February 14, 2019 or October 17, 2019 subject to the satisfaction of certain conditions on or prior to February 14, 2019. The covenants and other terms of the ABL Facility were not materially changed. On May 15, 2015, the credit agreement governing the ABL Facility was amended and restated to, among other things, conform certain terms to the credit agreement governing the New Term Loan Facility. On April 27, 2018, the ABL Facility was amended and restated to reduce each of the applicable margins in determining the interest rates on loans by 0.50% per annum, reduce the unused line fee by 0.125% per annum, extend the maturity date to April 27, 2023 and reallocate $5.0 million of availability under the ABL Facility from the German sub-facility to the U.S. sub-facility. The covenants and other terms of the ABL Facility were not significantly changed. We had approximately $12.7 million of letters of credit outstanding as of September 30, 2019.
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
Description of Other Debt
At September 30, 2019, we had $0.2 million of other borrowings and $1.4 million of borrowings under certain lines of credit and discounting programs. We also had approximately $1.2 million of outstanding letters of credit and other commitments related to these facilities at September 30, 2019.
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
Foreign Currency Exchange Rate Risk
We operate in international markets and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than the U.S. dollar. In fiscal 2018 and during the nine months ended September 30, 2019, approximately 59% and 56%. respectively, of our sales from continuing operations were attributable to our operations outside of the United States. Approximately 54% of sales in fiscal 2018 were denominated in currencies other than the U.S. dollar, whereas a significant portion of our fixed costs, including payments made on our ABL Facility and our 2017 Term Loan Facility are denominated in U.S. dollars. Our earnings could be materially impacted particularly by movement in the exchange rate between the Canadian dollar, the Euro, the Chinese yuan renminbi, the Indian rupee and the U.S. dollar.
We occasionally use foreign currency forward exchange contracts to hedge our exposure to adverse changes in foreign currency exchange rates related to known or expected cash flow exposures arising from international transactions. At September 30, 2019 and December 31, 2018, we had $16.4 million and $6.5 million, respectively, notional amount of forward exchange contracts outstanding with remaining maturities of up to six months. As of September 30, 2019, the net fair value liability of financial instruments with exposure to foreign currency risk was $0.1 million. As of December 31, 2018, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.3 million. The fair value of these financial instruments would hypothetically decrease by $1.7 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, 2017 Term Loan Facility and other foreign lines of credit. Interest on our ABL Facility accrues, at our option, at either (i) LIBOR plus a margin of 1.25% to 1.75% per annum, based on availability or (ii) the highest rate of (a) the prime rate, (b) the federal funds rate plus 0.50% per annum, or (c) LIBOR plus 1.00% per annum, plus a margin of 0.25% to 0.75% per annum, based on availability. Interest on the 2017 Term Loan Facility accrues, at our option, equal to either (i) the published LIBOR rate, plus a margin of 2.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 2.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum or (ii) the greater of (1) the prime rate, (2) the federal funds rate plus 0.50% per annum, (3) published LIBOR rate plus 1.00% or (4) 2.00% per annum, plus 1.50% (if our total net leverage ratio is less than or equal to 3.50 to 1.00) or 1.75% (if our total net leverage ratio is greater than 3.50 to 1.00) per annum. In no event will the LIBOR rate be less than 0.00% at any time. We currently estimate that our annual interest expense on floating rate indebtedness would increase by approximately $3.0 million for each 1.00% increase in interest rates.

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

Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the third quarter of 2019 or from September 30, 2019 through the date of filing this Quarterly Report on Form 10-Q.
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
The Company did not repurchase any shares during the third quarter of 2019 or from September 30, 2019 through the date of filing this Quarterly Report on Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following is an index of the exhibits included in this report:

Exhibit Number:

2.1
Agreement and Plan of Merger dated as of July 12, 2019 among Hillenbrand Inc., Bengal Delaware Holding Corporation and Milacron Holdings Corp. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on July 16, 2019).

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
101.0
The following materials from Milacron Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Milacron Holdings Corp.

Date: November 12, 2019	By:	/s/ BRUCE CHALMERS
Bruce Chalmers
Chief Financial Officer